Form 10QSB
period 2006-09-30
SOLUTION TECHNOLOGY INTERNATIONAL INC
filed 2006-11-16
CIK 1206527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2006

Commission File Number 0-27842

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(fka NetWorth Technologies, Inc.)
(Exact name of registrant as specified in charter)

DELAWARE	52-1988677
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Garrett Information Enterprise Center
685 Mosser Road, Suite 11
McHenry, Maryland	21541
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (301) 387-6900

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2006 the Company had outstanding 41,882,354 shares of its common stock, $0.01 par value per share.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION		PAGE

PART I

ITEM 1.	FINANCIAL STATEMENTS	F-1
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	F-4
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALSYSIS OR PLAN OF OPERATIONS	1
ITEM 3	CONTROLS AND PROCEDURES	5

PART II

ITEM 1.	LEGAL PROCEEDINGS	6
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	?
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	?
ITEM 5.	OTHER INFORMATION	6
ITEM 6.	EXHIBITS	6

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of September 30, 2006	F-1

Condensed Consolidated Statements of Operations for the Nine and Three Months Ended
September 30, 2006 and 2005	F-2

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2006 and 2005	F-3

Notes to Condensed Consolidated Financial Statements	F-4

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006 (UNAUDITED)

ASSETS

Current Assets:
Cash and cash equivalents	$5,036

Total Current Assets	5,036

Fixed Assets, Net of Depreciation	27,745

Other Assets:
Intangible assets, net	408,522
Deferred financing fees, net	82,500
Security deposits	2,828

Total Other Assets	493,850

TOTAL ASSETS	$526,631

LIABILITIES AND STOCKHOLDERS' DEFICIT
.
LIABILITIES
Current Liabilities:
Current portion of notes payable	$1,330,000
Notes payable - bank	200,000
Notes payable - related parties	522,815
Derivative liability - convertible debentures	2,074,291
Derivative liability - warrants	11
Liability for stock to be issued	3,272,721
Accrued compensation	567,846
Accounts payable and accrued expenses	705,753

Total Current Liabilities	8,673,437

Long-term Liabilities:
Convertible debentures, net of discount of $1,583,140	1,339,861
Notes payable, net of current portion	70,000

Total Long-term Liabilities	1,409,861

Total Liabilities	10,083,298

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 Par Value; 8,000,000 shares authorized
and 0 shares issued and outstanding	-
Class A Preferred stock, $.01 Par Value; 2,000,000 shares
authorized and 801,831 shares issued and outstanding	8,018
Common stock, $.01 Par Value; 650,000,000 shares authorized
and 2,375,254 shares issued and 2,374,001 shares outstanding	23,753
Additional paid-in capital	16,257,826
Accumulated deficit	(25,827,467)
(9,537,870)
Treasury stock, 1,253 shares, at cost	(18,797)
Total Stockholders' Deficit	(9,556,667)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$526,631

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005

OPERATING REVENUES
Sales	$-	$5,000	$-	$5,000

COST OF SALES
Development costs	-	8,000	-	-
Amortization of intangible assets	72,092	72,092	24,031	24,031
Total Cost of Sales	72,092	80,092	24,031	24,031

GROSS (LOSS)	(72,092)	(75,092)	(24,031)	(19,031)

OPERATING EXPENSES
Compensation expense	144,632	454,143	72,139	183,100
Professional and consulting fees	207,657	699,993	83,787	227,559
Rent expense	53,254	68,623	5,478	22,874
Other general and administrative expenses	191,831	93,153	63,416	21,998
Depreciation and amortization	35,748	12,294	16,422	4,098
Total Operating Expenses	633,122	1,328,206	241,242	459,629

LOSS BEFORE OTHER INCOME (EXPENSE)	(705,214)	(1,403,298)	(265,273)	(478,660)

OTHER INCOME (EXPENSE)
Forgiveness of debt	490,080	-	40,089	-
Loss on derivative liability	786	-	14	-
Interest expense, net of interest income	(730,049)	(119,088)	(334,466)	(46,181)
Total Other Income (Expense)	(239,183)	(119,088)	(294,363)	(46,181)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(944,397)	(1,522,386)	(559,636)	(524,841)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(944,397)	$(1,522,386)	$(559,636)	$(524,841)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.42)	$(10.63)	$(0.25)	$(2.66)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	2,254,505	143,164	2,268,781	197,052

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(944,397)	$(1,522,386)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	107,840	84,386
(Gain) loss from derivative liability on convertible debenture	(786)	-
Accretion of discount on convertible debentures	491,151	-
Common stock issued for consulting services	-	376,500

Changes in assets and liabilities
(Increase) decrease in prepaid expenses and other assets	4,237	-
Increase (decrease) in accrued compensation	(233,231)	339,184
Increase (decrease) in accounts payable and
and accrued expenses	(281,730)	365,545
Total adjustments	87,481	1,165,615

Net cash (used in) operating activities	(856,916)	(356,771)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(22,409)	-

Net cash (used in) investing activities	(22,409)	-

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from the issuance of common stock	-	40,000
Payments on note payable - bank	(16,500)	16,500
(Decrease) in bank overdraft	(422)	-
Proceeds from notes payable - related parties, net	13,029	169,160
Proceeds from convertible debentures, net of deferred financing fees	890,000	150,000
Payments of obligations under capital lease	(1,746)	(2,053)

Net cash provided by financing activities	884,361	373,607

NET INCREASE IN
CASH AND CASH EQUIVALENTS	5,036	16,836

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	452

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,036	$17,288

CASH PAID DURING THE PERIOD FOR:
Interest expense	$84,863	$35,716

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

Reclassification of deferred compensation to note payable - related party	$-	$150,000
Common stock issued for consulting services	$-	$376,500

Liabilities assumed in reverse merger
Convertible debentures - prior owner	$-	$625,000
Accounts payable	$-	$150,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 1-    ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

On May 19, 2005, Networth Technologies, Inc. (the “Company”), Solution Technology International, Inc. (“STI”) and STI Acquisition Company Corp., a newly formed Delaware corporation, entered into an Agreement and Plan of Merger pursuant to which the Company was required to issue shares equal to 90% of its outstanding shares at the date of the merger for 100% of the outstanding shares of STI. As a result of the Agreement, the transaction was treated for accounting purposes as a reverse merger by STI being the accounting acquirer. The merger was effective June 20, 2005. At this time, STI cancelled all of its certificates and received in excess of 41,800,000 shares of common stock of the Company. June 20, 2005 is the date in which consideration is deemed to be paid for the STI shares.

Solution Technology International, Inc. (the “Company”) incorporated in Delaware on April 27, 1993, is a software product company based in McHenry, Maryland offering an enterprise solution for the global insurance and reinsurance industry. The Company has created complex reinsurance algorithms and methodologies to support automation of complex technical accounting methods and claims recovery processes. The Company has also developed sophisticated expert underwriting methods and trend analysis tools that support the insurance and reinsurance industries.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 1-    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

As shown in the accompanying financial statements the Company had recurring losses of $944,397 and $1,522,386 for the nine months ended September 30, 2006 and 2005, respectively, and has a working capital deficiency of $8,668,401 as of September 30, 2006. The Company is overdue on their debt obligations, and has generated very little revenue. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s stock post-merger with Solution Technology International Inc. which occurred in May 2005, as well as its sales efforts. The Company has borrowed additional amounts from lending sources as well as related parties to fund its operations. The Company’s ability to continue as a going concern for a reasonable period is dependent upon management’s ability to raise additional interim capital and, ultimately, achieve profitable operations. There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

The condensed consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

On August 15, 2006, the Company approved a 1 for 150 share reverse stock split. The result of the reverse stock split brought the issued and outstanding shares to 2,375,254 from 356,317,160 shares. The share amounts have been reflected retrospective of the stock split.

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

Intangible Assets

Intangible assets consist of software and related technology and are carried at cost and are amortized over the period of benefit, ten years, generally on a straight-line basis. These intangible assets are also used as security under the Loan and Security Agreement and an Intellectual Property Agreement entered into with Crosshill (see Note 4).

Costs incurred in creating products are charged to expense when incurred as research and development until technological feasibility is established upon completion of a working model. Thereafter, all software production costs are capitalized and carried at cost. Capitalized costs are amortized based on straight-line amortization over the remaining estimated economic life of the product - ten years. Amortization included in cost of sales is $72,092 and $72,092 for the nine months ended September 30, 2006 and 2005, respectively.

In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, SFAS No. 68, “Research and Development Arrangements”, and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, technological feasibility for the product was established on January 1, 2001 with completion of the working model.

All costs subsequent to this date have been capitalized. Management on an annual basis determines if there is further impairment on their intangible assets. All costs capitalized occurred from 2001 through 2002. At that point the software and related technology was deemed completed.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets (Continued)

Identified intangible assets are regularly reviewed to determine whether facts and circumstances exist which indicate that the useful life is shorter than originally estimated or the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its identifiable intangible assets by comparing the projected discounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

	As of September 30, 2006
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Amortized Intangible Assets:

Software and related technology	$961,229	$552,707	$408,522

Amortization Expense:

For the nine months ended September 30, 2006		$72,092
For the nine months ended September 30, 2005		72,092

Estimated Amortization Expense:

For the six months ended December 31, 2006		$24,030
For the year ended December 31, 2007		96,123
For the year ended December 31, 2008		96,123
For the year ended December 31, 2009		96,123
For the year ended December 31, 2010		96,123

Total		$408,522

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

When a software license arrangement requires us to provide significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, the fees for the product license, implementation services and maintenance and support are recognized using the percentage of completion method. Under percentage of completion accounting, these revenues are recognized as work progresses based upon cost incurred. Any expected losses on contracts in progress are expensed in the period in which the losses become probable and reasonably estimable.

If an arrangement includes acceptance criteria, revenue is not recognized until we can objectively demonstrate that the software or service can meet the acceptance criteria, or the acceptance period lapses, whichever occurs earlier.

Other elements of our software arrangements are services that do not involve significant production, modification or customization of the Company’s software as defined in SOP 97-2. These components do not constitute a significant amount of the revenue generated currently, and did not during the early years of the post technological feasibility period. These components are recognized as the services are performed based on the accrual method of accounting.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings. For the convertible debentures, fair values were calculated at net present value using the Company’s weighted average borrowing rate for debt instruments without conversion features applied to total future cash flows of the instruments.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Convertible Instruments

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features, where the ability to physical or net-share settle the conversion option is not within the control of the Company, are bifurcated and accounted for as a derivative financial instrument. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of the debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method.

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option-based derivative financial instruments is determined using the Black-Scholes Valuation Method. These derivative financial instruments are indexed to an aggregate of 7,109,495,000 shares (approximately 600,000,000 post 150:1 reverse split) of the Company’s common stock as of September 30, 2006 and are carried at fair value. The embedded conversion feature amounted to $2,074,291 at September 30, 2006. Accretion on the discount of the convertible debentures amounted to $491,151 for the nine months ended September 30, 2006. In addition, there is a derivative liability recognized on the 40,639,834 warrants (270,932 post-split) issued in April 2006 to Cornell in the amount of $11.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses are included in the condensed consolidated statements of operations for the nine months ended September 30, 2006 and 2005.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

(Loss) Per Share of Common Stock

Basic net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2006	2005
Net loss	$(944,397)	$(1,522,386)

Weighted-average common shares
Outstanding (Basic)	2,254,505	143,164

Weighted-average common stock
Equivalents
Stock options
Warrants

Weighted-average common shares
Outstanding (Diluted)	2,254,505	143,164

Stock-Based Compensation

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees and common stock issuances are less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted. All options were expensed to compensation in the period granted rather than the exercise date.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Financing Fees

The Company incurred $110,000 in commitment and structuring fees relating to the $1,000,000 convertible debenture agreement they entered into on April 4, 2006 with Cornell Capital. These fees are being amortized over the life of the convertible debenture which is 24 months. Amortization expense for the nine months ended September 30, 2006 is $27,500. The net deferred financing fees at September 30, 2006 are $82,500.

Stock Options

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees , and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

As a result of adopting SFAS No. 123R, the Company recognized $128,908 in share-based compensation expense for the nine months ended September 30, 2006 related to options granted to employees in May 2006. The impact of this share-based compensation expense on the Company's basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. There was no pro forma expense to recognize during the nine months ended September 30,2005.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”). FASB 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will evaluate the impact of SFAS 155 on its consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. This statement establishes that, unless impracticable, retrospective application is the required method for reporting of a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of SFAS 154 will not have a material impact on its consolidated financial statements.

NOTE 3-    FIXED ASSETS

Fixed assets as of September 30, 2006 were as follows:

	Estimated Useful
	Lives (Years)

Furniture and fixtures	7	$23,268
Machinery and equipment	3-7	102,425
Leasehold improvements	6	11,870
Vehicles	5	26,908

		164,471
Less: accumulated depreciation		136,726
Property and equipment, net		$27,745

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 3-    FIXED ASSETS (CONTINUED)

Included in machinery and equipment is $11,298 in equipment held under capital lease. The accumulated depreciation on this equipment as of September 30, 2006 is $9,509. There was $8,248 and $12,294 charged to operations for depreciation expense for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 4-    NOTES PAYABLE

The Company entered into an agreement with the Swiss Pool for Aviation Insurance (“SPL”) whereby SPL advanced the Company under their Master SurSITE Agreement, a license/hosting fee and associated professional service fees. Advanced fees were recognized as both revenue to the Company for achieving certain benchmarks in accordance with the agreement, and certain fees were advances to be repaid due to contractual obligations to SPL. The original terms were for the advances to be repaid in a period not to exceed five years, no interest. In 2004, interest started accruing at 2.5% annually. The Company originally was advanced $700,000 from June 2002 through October 2002, and credited one quarterly maintenance fee of $35,000 in 2002 and two quarterly maintenance fees totaling $70,000 in 2003. Additionally, SPL advanced another $200,000 in 2003 at 9% interest annually of which $45,000 was repaid in June 2004. Interest expense for the nine months ended September 30, 2006 and 2005 were $14,063 and $14,063, respectively. The note payable balance due at September 30, 2006 was $750,000.

The Company entered into a revolving promissory note agreement (the “Agreement”) with Crosshill Georgetown Capital, L.P. (“Crosshill”) on January 10, 2003. Pursuant to the Agreement, Crosshill loaned the Company $750,000 which matures upon the earlier of the Company closing on an equity raise of not less than $2,000,000 or July 10, 2003, which has been amended on various occasions through December 31, 2004. The note accrued interest at 12% annually. This note was converted to long-term debt on July 1, 2004.

The Company had $650,000 outstanding at September 30, 2006. Interest expense for the nine months ended September 30, 2006 and 2005 was $36,563 and $36,563, respectively.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 4-    NOTES PAYABLE (CONTINUED)

The amounts are secured by a Loan and Security Agreement and an Intellectual Property Security Agreement which includes the Company’s software and related technology. In addition, the Company issued 124,033 warrants to CrossHill for inducement to enter into the Agreement. In accordance with the third amendment which established March 31, 2004 as the new maturity date, these warrants increase 8,000 per month effective April 2004 through June 2004, should the Company fail to repay the note. The value of the warrants utilizing the relative fair value of the instrument amounted to $35,000.

Notes payable at September 30, 2006 consists of the following:

Installment note payable to SPL through
September 2008, principal payment of $50,000 due
quarterly commencing January 1, 2005 for 15 quarters
with an annual interest rate of 2.5%.	$750,000

Installment note payable to Crosshill due through
April 2007, principal payments of $65,000 payable
quarterly commencing October 1, 2004 (extended to
January 1, 2007) interest at 7.5% (with an effective
interest rate of 12%) due monthly	650,000

Total notes payable	1,400,000
Less current maturities	1,330,000

Notes payable - net of current maturities	$70,000

The approximate aggregate amount of all note payable maturities for the next two periods ending after September 30, 2006 is as follows:

2007	$1,330,000
2008	70,000

$1,400,000

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 5-    NOTES PAYABLE - BANK

On September 29, 2005, the Company increased their lines of credit to $216,500 from $200,000, with two banks. The Company would borrow funds from time to time for working capital needs. Interest on the lines of credit were variable at prime rate plus 2.5% (10.75% at September 30, 2006). The balance at September 30, 2006 was $200,000. Interest for the nine months ended September 30, 2006 and 2005 was $11,026 and $13,000, respectively.

NOTE 6-    NOTES PAYABLE - RELATED PARTIES

The Company has notes payable due to related parties:

Two unsecured notes payable in the aggregate amount of $50,000 to a director of the Company due June 2005 or upon obtaining an equity line of credit whichever is earlier, with interest payable at 8%. Interest expense for the nine months ended September 30, 2006 and 2005 was $3,000 and $3,000, respectively. As of September 2006, the Company provided the director an update on the status of the repayment of the note. The Company recorded the issuance of 26,667 warrants in connection with these notes at $8,000 and that amount is included in debt.

An unsecured note payable in the amount of $50,000 to an officer of the Company, due December 31, 2004, which has been extended until the Company obtains an equity line of credit, with interest payable at 6.5% and increased to amounts up to $100,000. The balance outstanding at September 30, 2006 is $53,116. Interest expense for the nine months ended September 30, 2006 and 2005 was $3,172 and $3,352, respectively. As of September 2006, the Company provides the director an update on the status of the repayment of the note.

The Company on March 24, 2005 settled with a former officer/employee of the Company who was owed back pay. The settlement was for $166,943, $16,943 due at the signing of the settlement agreement and the remaining $150,000 in the form of a promissory note due August 22, 2005 in one lump payment. The note was not paid in August 2005, and extended by the parties until the filing of the disclosure statement with the Securities and Exchange Commission. The Company paid $21,250 in the quarter ended December 31, 2005. There were two payments made totaling $24,302 in September 2006. Balance due at September 30, 2006 is $104,448.

An unsecured $10,000 note payable to a director of the organization, due March 2006 or upon obtaining an equity line of credit, whichever is earlier, with interest payable at 10%. Interest expense for the nine months ended September 30, 2006 and 2005 was $750 and $542, respectively.

An unsecured $20,000 note payable to a director of the organization, due March 2006 or upon obtaining an equity line of credit, whichever is earlier, with interest payable at 10%. Interest expense for the nine months ended September 30, 2006 and 2005 was $1,500 and $1,057, respectively.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 6-    NOTES PAYABLE - RELATED PARTIES (CONTINUED)

An unsecured $5,000 note payable to a director of the organization, due December 2006 or upon obtaining an equity line of credit, whichever is earlier, with interest payable at 10%. Interest expense for the nine months ended September 30, 2006 was $313.

On March 25, 2005, the Company and a director entered into a promissory note agreement for $17,000 due the earlier of one year or upon the availability of a $750,000 commercial line of credit. The Company entered into additional notes with this director totaling $153,251. The notes bear interest at 10% per annum. Interest expense for the nine months ended September 30, 2006 and 2005 was $12,492 and $878, respectively.

On June 24, 2005, the Company and a director entered into a convertible promissory note agreement for $100,000, replacing a promissory note entered into January 7, 2005, due the earlier of one year or upon the availability of a $750,000 commercial line of credit. The note bears interest at 10% per annum. Interest expense for the nine months ended September 30, 2006 and 2005 was $7,500 and $2,667, respectively.

The Company entered into two unsecured notes payable due December 31, 2006 for $5,000 each with two different parties at 10% interest, one in January 2006 and one on February 2006. Interest expense for the nine months ended September 30, 2006 was $646.

NOTE 7-     CONVERTIBLE DEBENTURES

On June 28, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners. Under the Securities Purchase Agreement, Cornell Capital Partners was obligated to purchase $600,000 of secured convertible debentures from the Company. The Company also entered into a $400,000 convertible debenture which was utilized for payment of consulting services.

On June 29, 2004, Cornell Capital Partners purchased $300,000 of convertible debentures and purchased $300,000 additional debentures on August 26, 2004. These debentures accrued interest at a rate of 5% per year. The debentures are convertible into the Company’s common stock at the holders’ option any time up to maturity at an agreed-upon conversion price. The assets of the Company in accordance with an Inter-creditor Agreement secure the debentures. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at an agreed-upon conversion price. The convertible debentures meet the definition of hybrid instruments, as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). The hybrid instruments are comprised of a i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the Company’s common stock.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 7-     CONVERTIBLE DEBENTURES (CONTINUED)

The Embedded Derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value. The Company has separated the embedded derivative from the hybrid instrument based on an independent valuation and classified the Embedded Derivative as a current liability with an offsetting debit to debt discount, which will be amortized over the term of the debenture based on the effective interest method.

The embedded derivative does not qualify as a fair value or cash flow hedge under SFAS No. 133. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations.

On June 6, 2005 the Company issued a secured debenture to Montgomery Equity Partners, Ltd. in the principal amount of $250,000 with interest to accrue at the rate of 12% per year on the unpaid principal balance. Under the terms of the convertible debenture, all principal and accrued interest is payable at the Company’s election on the third year anniversary of June 6, 2007 or may be converted by Montgomery Equity Partners at its election at a conversion price equal to the lesser of (i) an amount equal to 110% of the initial bid price of the Company’s common stock submitted on Form 211 by a registered market maker to be approved by the NASD or (ii) an amount equal to 80% of the lowest closing bid price of the Company’s common stock as quoted by Bloomberg, LP for the five trading days immediately preceding the conversion date. The Company has the right to redeem a portion of all the outstanding principal at a price of 120% of the amount redeemed plus accrued interest. If the Company exercises its right of redemption it must issue a warrant to Cornell Capital to purchase 333 shares of the Company’s common stock for every $100,000 redeemed. The Company must register any shares of its common stock received by Cornell Capital through conversion of the warrant should the Company exercise its right of redemption.

On July 5, 2004, the Company entered into an agreement with Knightsbridge Capital (“Knightsbridge”), whereby Knightsbridge would help the Company obtain capital financing. Upon raising $500,000, Knightsbridge is entitled to common stock equal to 4.99% of the then fully diluted common stock outstanding. The agreement contains an anti-dilution clause which guarantees Knightsbridge cannot be diluted below this percentage for a period of six months from July 5, 2004. In February 2005, the Company issued Knightsbridge 4,266 shares of common stock value at $63,989.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 7-     CONVERTIBLE DEBENTURES (CONTINUED)

In January 2005, the Company issued an additional $225,000 of convertible debentures for a total of $625,000 of debentures that are convertible into shares of common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the common stock for the thirty trading days immediately preceding the conversion date. The convertible debentures were to mature in August 2005 and have full registration rights.

Interest expense on the convertible debentures was $131,539 and $22,500 for the nine months ended September 30, 2006 and 2005, respectively. Accrued interest at September 30, 2006 is $187,411. $48,798 was converted from accrued interest to additional debentures on December 31, 2005. The Company entered into amended and restated agreements on April 6, 2006 with respect to its convertible debentures as described below.

In April 2006, the Company entered into a $1,000,000 convertible debenture with Cornell Capital Partners, LP (“Cornell Capital”) and amended certain other outstanding agreements in connection with prior convertible debentures totaling $600,000 in principal amount with Cornell Capital and $250,000 with Montgomery Equity Partners, Ltd. (“Montgomery”).

Secured Convertible Debenture. The Company entered into a secured convertible debenture in the principal amount of $1,000,000 dated April 4, 2006 and due April 4, 2008. The debenture carries an interest rate of 8%. The Company has an option to redeem a portion or all amounts outstanding under the amended and restated convertible debenture upon three days advance written notice provided that the closing bid price of the Company’s common stock is less than $.005 (or the market price upon the completion of a 150:1 reverse stock split by the Company as proposed in its Schedule 14C now under SEC review). Cornell Capital has a right to convert the debenture into shares of the Company’s common stock based upon a quotient obtained by dividing (i) the outstanding amount of the convertible debenture by the (ii) conversion price which is equal to the lesser of $.005 (or the market price upon the completion of a 150:1 reverse stock split by the Company as proposed in its Schedule 14C now under SEC review) or 80% of the lowest bid price of the Company’s common stock during the thirty trading days immediately prior to the conversion date. In the event the Company does not have enough shares authorized or listed or quoted on the OTCBB or it cannot timely satisfy the conversion sought by Cornell Capital, then Cornell Capital can demand cash equal to the product of the outstanding principal amount to be converted plus any interest due provided by the conversion price and multiplied by the highest closing price of the stock from the date of the conversion notice until the date that such cash payment is made. Cornell Capital cannot convert the debenture or receive shares of the Company’s common stock if it would beneficially own in excess of 4.9% of the Company’s issued and outstanding shares of common stock at the time of such conversion, such determination to be made by Cornell Capital.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 7-     CONVERTIBLE DEBENTURES (CONTINUED)

Under the terms of the convertible debenture so long as any principal amount or interest is owed, the Company cannot, without the prior consent of Cornell Capital (i) issue or sell any common or preferred stock with or without consideration, (ii) issue or sell any preferred stock, warrant, option, right, contract or other security or instrument granting the holder thereof the right to acquire common stock with or without consideration, (iii) enter into any security instrument granting the holder of security interest in any of the Company’s assets or (iv) file any registration statement on Form S-8. Under the terms of the convertible debenture there are a series of events of default, including failure to pay principal and interest when due, the Company’s common stock ceasing to be quoted for trading or listing on the OTCBB and shall not again be quoted or listed for trading within five trading days of such listing, the Company being in default of any other debentures that the Company has issued to Cornell Capital. Following an event of default and while the event of default is not cured, Cornell Capital may accelerate all amounts due and payable in cash or elect to convert such amounts to common stock having a conversion price of the lower of $.005 per share or the lowest closing bid price during the thirty days immediately preceding the conversion date.

Termination Agreement. The standby equity distribution agreement, registration rights agreement, escrow agreement and placement agent agreement, each dated December 20, 2005, were cancelled. Cornell Capital, however, retained the $400,000 Compensation Debenture in connection with the standby equity distribution agreement, the material terms of which are the same as the amended and restated secured convertible debenture described below.

Second Amended and Restated Secured Convertible Debenture. The Company entered into a second amended and restated convertible debenture in the principal amount of $642,041 dated April 4, 2006. The Company has assumed the obligations of STI to Cornell Capital under two secured debentures each in the amount of $300,000 issued on June 29, 2004 and August 23, 2004, respectively plus accrued interest of $42,041. Interest payments are to be paid monthly in arrears commencing April 4, 2006 and continuing for the first day of each calendar month thereafter that any amounts due under the convertible debenture are due and payable. The interest includes a redemption premium of 20% in addition to interest set at an annual rate of 8%.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 7-    CONVERTIBLE DEBENTURES (CONTINUED)

The Company has an option to redeem a portion or all amounts outstanding under the amended and restated convertible debenture upon three days advance written notice. Cornell Capital has a right to convert the debenture into shares of the Company’s common stock based upon a quotient obtained by dividing (i) the outstanding amount of the convertible debenture by the (ii) the conversion price which is equal to the lesser of $.005 (or the market price upon the completion of a 150:1 reverse stock split by the Company as proposed in its Schedule 14C now under SEC review) or 80% of the lowest closing bid price of the Company’s common stock during the thirty trading days immediately prior to the conversion date. In the event the Company does not have enough shares of common stock authorized or listed or quoted on the OTCBB or it cannot timely satisfy the conversion sought by Cornell Capital, then Cornell Capital can demand cash equal to the product of the outstanding principal amount to be converted plus any interest due divided by the conversion price and multiplied by the highest closing price of the stock from the date of the conversion notice until the date that such cash payment is made. Cornell Capital cannot convert the debenture or receive shares of the Company’s common stock if it would beneficially own in excess of 4.9% of our issued and outstanding shares of common stock at the time of such conversion, such determination to be made by Cornell Capital.

Under the terms of the convertible debenture so long as any principal amount or interest is owed, the Company cannot, without the prior consent of Cornell Capital (i) issue or sell any common or preferred stock with or without consideration, (ii) issue or sell any preferred stock, warrant, option, right, contract or other security or instrument granting the holder thereof the right to acquire common stock with or without consideration, (iii) enter into any security instrument granting the holder of security interest in any of the Company’s assets or (iv) file any registration statement on Form S-8. Under the terms of the convertible debenture there are a series of events of default, including failure to pay principal and interest when due, the common stock ceasing to be quoted for trading or listing on the OTCBB and not again being quoted or listed for trading within five trading days of such listing, or if the Company being in default of any other debentures issued by the Company to Cornell Capital. Following an event of default, and while the event of default is not cured, Cornell Capital may accelerate all amounts due and payable in cash or elect to convert such amounts to common stock having a conversion price of $.01 per share.

Amended and Restated Investor Registration Rights Agreement. On April 4, 2006 the Company entered into an amended and restated registration rights agreement with Cornell Capital. Under the terms of the registration rights agreement the Company is obligated to register on Form SB-2 or any other applicable form the shares of its common stock issuable to Cornell Capital upon conversion of the $1,000,000 convertible debenture, the warrant shares to be issued under the warrant to Cornell Capital described above, the $642,041 convertible debenture issued to Cornell Capital, the $256,757 debenture issued to Montgomery and the warrant shares to be issued under the warrant to Montgomery. The Company will pay all expenses in connection with such registration. The Company is required to file with the SEC in a timely manner all reports or other documents required under the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended to allow Cornell Capital and Montgomery to take advantage of Rule 144 under the Securities Act of 1933 (as amended).

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 7-     CONVERTIBLE DEBENTURES (CONTINUED)

Amended and Restated Security Agreement. The Company entered into a security agreement dated April 4, 2006 with Cornell Capital and Montgomery. Under the terms of the security agreement, the Company provided a blanket lien to Cornell Capital and Montgomery to secure its obligations under the convertible debentures issued to Cornell Capital and Montgomery, respectively. Under the terms of the security agreement the Company is not allowed to permit any debts or liens against the Company’s property other than the lien previously granted by STI to Crosshill Georgetown Capital under the terms of a loan agreement for $750,000 plus interest between STI and Crosshill Georgetown Capital that the Company has assumed following the merger between the Company and STI.

Amended and Restated Pledge and Escrow Agreement. The Company entered into a pledge and escrow agreement dated April 4, 2006 with Cornell Capital, Montgomery, Dan L. Jonson and David Gonzales, Esq., acting as escrow agent. Under the terms of the pledge and escrow agreement, Dan L. Jonson, President and CEO of STI, pledged his shares of the Company to secure the Company’s obligations under the convertible debenture issued to Cornell Capital and to Montgomery under the securities purchase agreement between the Company and Montgomery. Mr. Jonson's shares are being held by David Gonzales, Esq., who is a principal with Cornell Capital. In the event of default under the pledge and escrow agreement, that includes failure of Montgomery or STI to comply with any of the agreements between themselves and either Montgomery or Cornell Capital, Mr. Jonson's pledged shares can be sold to cover any of the obligations owed by the Company or STI to Cornell Capital and Montgomery under the various financing agreements discussed here. The pledged shares shall be returned to Mr. Jonson upon payment in full of all amounts owed to Cornell Capital and Montgomery under the convertible debentures.

Irrevocable Transfer Agent Instructions Agreement. The Company entered into an irrevocable transfer agent instructions agreement dated April 4, 2006 among the Company’s transfer agent, Olde Monmouth Stock Transfer Company, Cornell Capital and David Gonzales, Esq., as escrow agent. Under the terms of the irrevocable transfer agent instructions, NetWorth's common stock to be issued upon conversion of the convertible debentures for $1,000,000 and $400,000 and any interest and liquidated damages to be converted into shares of the Company’s common stock, Olde Monmouth is required to issue those shares to Cornell Capital upon receiving a duly executed conversion notice described in the irrevocable transfer instructions. The Company confirmed under the terms of the irrevocable transfer agent instructions that the conversion shares shall be freely transferable on our books and records and not bear any legend restricting transfer. The transfer agent has agreed to reserve for issuance to Cornell Capital sufficient shares of common stock should Cornell Capital elect to convert any of the Company’s obligations under the convertible debenture into shares of the Company’s common stock.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 7-     CONVERTIBLE DEBENTURES (CONTINUED)

Warrant. The Company issued a warrant dated April 4, 2006 for 270,932 shares of its common stock (subject to adjustment for stock splits, stock dividends and recapitalizations) to Montgomery and Cornell at an exercise price of $.01 and $.03 per share, respectively. The warrant is exercisable until December 20, 2008. Montgomery cannot exercise the warrant if doing so would cause it to beneficially own in excess of 4.99% of the total issued and outstanding shares of the Company’s common stock unless the exercise is made within sixty days prior to December 20, 2008. The shares issued upon exercise of the warrant have piggyback and demand registration rights set forth in the registration rights agreement described above.

Securities Purchase Agreement. The Company entered into a securities purchase agreement dated April 4, 2006 with Cornell Capital. The securities purchase agreement relates to the $1,000,000 secured convertible debenture described above. In accordance with the securities purchase agreement, the Company agreed to enter into (i) an amended and restated investor registration rights agreement to provide registration rights under the Securities Act of 1933, as amended, for shares of the Company’s common stock that could be issued upon conversion of the amounts owed for principal and interest under the convertible debentures described above, (ii) an amended and restated security agreement to provide a blanket lien against our property as described above, (iii) an amended and restated pledge and escrow agreement under which Mr. Jonson pledged his shares of the Company’s common stock to Cornell and Montgomery, (iv) a second amended and restated security agreement among the Company, Cornell Capital, Montgomery and STI and (v) an irrevocable transfer agent instructions letter agreement described above. Under the securities purchase agreement the Company agreed to preserve an adequate number of shares to effect any right of conversion exercised by Cornell Capital under the warrant and the convertible debenture described above. The Company also agreed to pay Yorkville Advisors Management, LLC, a company affiliated with Montgomery and Cornell Capital, a fee equal to 10% of the purchase price or $100,000 and a structuring fee to Yorkville Advisors Management, LLC of $10,000.

Second Amended and Restated Subsidiary Security Agreement. STI entered into a second amended and restated subsidiary security agreement dated April 4, 2006. The material terms of the second amended and restated subsidiary security agreement are the same as the security agreement that the Company executed with Cornell Capital described above.

Amended and Restated Guaranty. STI entered into an amended and restated guaranty dated April 4, 2006 with Cornell Capital under which it guaranteed as a direct obligor the Company’s payment and performance under the $1,000,000 convertible debenture described above, the $400,000 convertible debenture described above, and the $642,041 and the $256,757 convertible debenture issued by the Company to Montgomery, including all collection fees incurred by Cornell Capital and Montgomery should they have to seek enforcement of their rights under the amended and restated guaranty.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 7-     CONVERTIBLE DEBENTURES (CONTINUED)

Amended and Restated Secured Convertible Debenture. The Company entered into amended and restated secured convertible debenture with Montgomery in the amount of $256,757 due April 4, 2008. This debenture has similar redemption, conversion and remedies upon an event of default as the second amended and restated secured convertible debenture described above.

Amended and Restated Convertible Compensation Debenture. The Company entered into an amended and restated convertible compensation debenture in the amount of $400,000 due April 4, 2008. The debenture is for a fee to be paid to Cornell Capital in connection with the now terminated stand by equity distribution agreement. This debenture has similar redemption, conversion and remedies upon an event of default as the second amended and restated secured convertible debenture described above. STI entered into a convertible compensation debenture in the amount of $400,000 payable to Cornell Capital and dated June 29, 2004 that was assigned by STI and assumed by the Company on December 20, 2005 under the assignment and assumption agreement dated December 20, 2005. The terms of the secured convertible debenture are the same as the secured convertible debentures described above.

NOTE 8-    COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company entered into a lease on June 1, 2006 with Garrett College, McHenry Maryland in the Garrett Information Enterprise Center, 685 Mosser Road, Suite 11, McHenry, Maryland 21541. The annual lease is renewable with 90 days advance notice with a monthly rent of $1,414 per month. A security deposit of $2,828 was paid at the inception of the initial lease period.

Rent expense for the nine months ended September 30, 2006 and 2005 was $53,254 and $68,623, respectively.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 9-    STOCKHOLDERS’ DEFICIT

Preferred Stock

On May 14, 2002, the Company’s Board of Directors adopted a certificate for 1,000,000 shares (amended on April 17, 2003 to 2,000,000 shares) of the 10,000,000 shares of preferred stock authorized by the shareholders at the Annual Meeting (the “Certificate of Designation”). The Certificate of Designation designated 2,000,000 shares as “Class A Non-Voting, Convertible Preferred Stock” (the “Class A Preferred Stock”). The holder of shares of the Class A Preferred Stock will be entitled to all dividends declared by the Board of Directors at a rate per share 10 times that paid per share of common stock, and will be entitled to convert each share of Class A Preferred Stock for 10 shares of common stock (subject to adjustment upon the occurrence of certain events as specified in the Certificate of Designation), but only to the extent that the aggregate number of shares of common stock held by the holder (and any other person with whom the holder must aggregate shares for purposes of Commission Rule 144) is less than 5% of the Company’s outstanding common stock so that the holder will not be deemed to have “control” within the meaning of Commission Rule 405.

The Certificate of Designation further provides: (1) for liquidation rights that treat one share of Class A Preferred Stock as if it were 1,000 shares of common stock in the event of the liquidation, dissolution or winding up of the Company; (2) that the Class A Preferred Stock will have no voting rights; and (3) that no holder of Class A Preferred Stock may serve as an officer or director of the Company, or serve in any capacity with the Company that would render such person a “control person” within the meaning of the Securities Exchange Act.

The Company at September 30, 2006 has 801,831 shares of the Class A Preferred Shares issued and outstanding.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 9-    STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock

As of September 30, 2006, the Company has 650,000,000 shares of common stock authorized and 2,375,254 shares issued and 2,374,001 shares outstanding. The par value of the common stock is $.01. On August 15, 2006, the Company approved a 1 for 150 share reverse stock split. The result of the reverse stock split brought the issued and outstanding shares to 2,375,254 from 356,317,160 shares. The share amounts have been reflected retrospective of the stock split.

During the nine months ended September 30, 2006, the Company issued:

1,950,103 shares of common stock on January 5, 2006 to effectuate a 10 for 1 stock split approved by the Company’s board of directors. The shares have been retroactively stated in these statements to reflect the stock split as of January 1, 2005.

208,667 shares of stock in conversion of 313,000 shares of preferred stock.

During the year ended December 31, 2005, the Company issued:

632,940 shares were issued to Solution Technology, Inc. shareholders in the share exchange. This represents a partial issuance.

194,467 shares of common stock in conversion of 291,700 Class A Preferred Shares.

42,659 shares of common stock to Knightsbridge as noted in Note 7 under the convertible debenture agreement.

30,000 shares of common stock for services rendered valued at $45,000.

337,497 shares of common stock valued at $694,495 (ranging from $.05 per share to $.10 per share) for director fees.

Stock Options and Warrants

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, amended by SFAS 148, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 9-    STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock Options and Warrants (Continued)

	Nine Months Ended September 30,
	2006	2005
Net loss:
As reported	($944,397)	($1,522,386)
Add: Stock-based employee compensation expense
included in reported net loss, net of related tax effects	-	-
Less: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(-)	(-)
Pro forma	($944,397)	($1,522,386)
Net loss per share:
As reported:
Basic	($0.42)	($10.63)
Diluted	($0.42)	($10.63)
Pro forma:
Basic	($0.42)	($10.63)
Diluted	($0.42)	($10.63)

There were no options or warrants issued for the nine months ended September 30, 2006 and 2005, respectively, except for the 270,933 warrants to Cornell Capital Partners, L.P. and Montgomery Equity in April 2006 (see Note 7).

NOTE 10-    PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At September 30, 2006, deferred tax assets consist of the following:

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 10-    PROVISION FOR INCOME TAXES (CONTINUED)

Net operating losses	$8,781,339
Amortization of intangible assets	(72,092)

8,709,247

Valuation allowance	(8,709,247)

$-

At September 30, 2006, the Company had a net operating loss carryforward in the approximate amount of $25,827,467, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended September 30, 2006 and 2005 is summarized as follows:

	2006	2005
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

NOTE 11-    LITIGATION

The Company is, from time to time, involved in various legal and other proceedings which arise in the ordinary course of operating its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the condensed consolidated financial position or results of operations of the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Quarterly Report on Form 10-QSB includes forward-looking statements about our business including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “potential”, “predict”, “project”, “should”, “will”, “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law. Our actual results could differ materially from those anticipated in these forward-looking statements.

OVERVIEW

We merged with Solution Technology International, Inc. (“STI” or the “Company”) on June 20, 2005 in a transaction that for accounting purposes was treated as a reverse merger by the accounting acquirer, STI. We design, develop, market and supports a web-based multi-language, multi-currency software solution (“SurSITE®”) used by insurance and reinsurance companies to facilitate and support their most critical back-office business processes. Our reinsurance application is proprietary software for reinsurance management of complex reinsurance contract combinations throughout the entire reinsurance contract workflow, from ceded and assumed to retroceded business. In August 2006 we concluded a short form merger under Delaware law to merge STI into NetWorth and amended the our certificate of incorporation to change our name to Solution Technology International, Inc. We also received a new trading symbol, STNL.

What distinguishes STI’s SurSITE® solution from its competition is an “industry-first” Technical Accounting Transaction Engine (“TATE”) application that automates calculations and generates transactions for premiums, commissions, and claims based on events and transactions at the original insurance policy level; it also manages statements of account, reinsurance recovery notices, and claims notifications. To further enhance the applicability of the SurSITE® software, we are currently designing extensive support for facultative reinsurance used to insure very large risks that cannot be insured by a single insurance company like property and liability insurance for multinational corporations, airlines and aerospace, cargo, energy, engineering, manufacturers, ocean hull, etc. In addition to this software product, we will provide our customer with complete requirements studies, data migrations, data integration tools, system integrations and other related professional services.

We plan to market and sell our products worldwide, at the outset by utilizing a network of international industry contacts developed by senior management and indirectly through third parties. As part of the planned scaling of the organization, we will establish an international sales force by hiring experienced professionals with well-established track records and contacts throughout the insurance and reinsurance industry. We plan to establish a presence in the London market since it is the global center of reinsurance trading. We also expect to establish three sales teams to focus on the North American market. The initial U.S. sales team is being formed again following the departure of the two reinsurance professionals, both former insurance brokers, who initially managed this group. The Company has initiated product sales discussions with several U.S. based insurance companies through its existing management team.

The Company’s initial multi-million dollar deployment and charter client, won by the Company’s existing management team in competition against Computer Science Corporation, is an insurance and reinsurance consortium based in Zurich, Switzerland consisting of 26 well-known member companies, including among others, Allianz, Partner Re, Swiss Re, Winterthur Insurance Company and Zurich Insurance Group. The member companies are using STI’s software platform to produce direct insurance business and manage the reinsurance transactions of the produced direct insurance business.

For decades, lack of automation coupled with fragmented information systems of many global insurance and reinsurance organizations have made it difficult to accurately manage complex technical accounting methods causing losses from hard-to-detect errors involving premiums received and payable, claims and risk allocation, unnecessary operating expenses and reduced investment income from the negative impact of delayed claims recovery. Frequently, these shortcomings have been amplified by fragmented business process, many repetitive, manual paper-based processes, untimely and incomplete collection of data and lack of access to intelligence embedded in an insurance company’s own data to facilitate making the correct business decisions. In addition, it is difficult for many organizations to maintain reinsurance contract knowledge as a result of staff turnover since losses may be reported years after a reinsurance contract has been initiated.

Our reinsurance software enables an organization to overcome the limitations of fragmented business processes and gain control of mission-critical reinsurance administration. The TATE, which has been tested by some of the most experienced reinsurance industry professionals, provides the solution that addresses the many problems associated with accurately managing complex technical accounting methods, timely loss recoveries, and error prone business processes. Our software products allow companies to leverage their substantial investments in existing IT infrastructures while exploiting the many benefits offered by automation of technical accounting transactions. We believe that the SurSITE® reinsurance software solution improves the quality, consistency, and accuracy of work performed and positions management to significantly and measurably reduce operating expenses and reduce errors.

Our objective is to establish our reinsurance solution as the industry standard in managing complex reinsurance contract combinations throughout the entire reinsurance contract workflow. To achieve this goal we intend to enhance our technical leadership by adding support for new and evolving premium and claims recovery methods; functionality for trend analysis, capacity utilization and exposure control; accelerating the acceptance of its products by leveraging strategic partnerships; and providing the software and services necessary to conduct safe and reliable technical accounting transactions over the Internet.

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

There were no revenues for the nine months ended September 30, 2006 and $5,000 of non-recurring revenues for the nine months ended September 30, 2005, respectively. We are currently in negotiations with potential customers for the licensing of our software.

Cost of revenue for the nine months ended September 30, 2006 and 2005 were $72,092 and $80,092, respectively. The Company incurred $72,092 in amortization of their intangible assets each period, and in 2005 had $8,000 in expenditures under a development agreement.

Operating expenses for the nine months ended September 30, 2006 and 2005 were $633,192 and $1,328,206, respectively. This represents a decrease of approximately $695,000 due in large part to the expense associated with the issuance of common stock for services in 2005 as well as additional compensation expense. Additionally, we incurred a substantial amount of professional fees in 2005 to complete the reverse merger.

Other income (expense) was ($239,183) for the nine months ended September 30, 2006 compared to $(119,088) for the nine months ended September 30, 2005, a decrease of $120,095. The decrease is attributable to $490,080 in forgiveness of debt of certain accounts payable offset by an increase in interest expense of approximately $611,000 in 2006 compared to 2005 due to the fair value changes in the derivative liability.

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

There were no revenues for the three months ended September 30, 2006 and $5,000 of non-recurring revenues for the three months ended September 30,2005, respectively.

Cost of revenue for the three months ended September 30, 2006 and 2005 were $24,031 and $24,031, respectively. We incurred $24,031 in amortization of our intangible assets each period.

Operating expenses for the three months ended September 30, 2006 and 2005 were $241,242 and $459,629, respectively. This represents a decrease of approximately $218,000 due in large part to additional compensation and the incurrence of professional fees in 2005 to complete the reverse merger.

Other income (expense) was ($294,363) for the three months ended September 30, 2006 compared to $(46,181) for the three months ended September 30, 2005, a decrease of $248,182. The decrease is attributable to $40,089 in forgiveness of debt of certain accounts payable offset by an increase in interest expense of $288,285 in 2006 compared to 2005 due to the fair value changes in the derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had a net working capital deficit of $8,668,401. The working capital deficit was mainly due to the derivative liabilities recognized from the debenture financing with Cornell Capital in the amount of $2,074,291, the liability for the shares to be issued in our merger with STI in the amount of $3,272,721, as well as the current portion of notes payable in the amount of $1,330,000. We were able to negotiate various vendor payables during the nine months ended September 30, 2006 and as a result recognized forgiveness of debt in the amount of $490,080. This contributed to the reduction in accounts payable and accrued expenses in the amount of $281,730 for the nine months ended September 30, 2006. We received an additional $890,000, net of deferred fees, through our issuance on April 4, 2006 of a secured convertible debenture to Cornell Capital, and with these proceeds paid certain vendors as well as some of the accrued compensation to our current and former employees. We have been negotiating terms of licensing agreements with customers.

We used $856,916 in operating activities for the nine months ended September 30, 2006 as compared to $356,771 for the nine months ended September 30, 2005. The increase in cash used in operating activities of approximately $1,220,000 was due to the changes in accounts payable and accrued compensation from 2006 to 2005, offset by our change in net loss of approximately $575,000.

We had net cash used in investing activities of $22,409 for the nine months ended September 30, 2006 due to capital expenditures acquired for our Illinois location.

We had net cash provided by financing activities of $884,361 for the nine months ended September 30, 2006 compared to $373,607 for the nine months ended September 30, 2005. This change was attributable to our borrowing an additional $890,000 net of deferred fees from Cornell Capital under the secured convertible debenture issued on April 4, 2006.

In pursuing our business strategy, we may require additional cash for operating and investing activities. We expect future cash requirements, if any to be funded from operating cash flow and cash flow from financing activities.

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have suffered recurring losses from operations and at September 30, 2006 had working capital deficits as noted above, and these factors have caused substantial doubt about our ability to continue as a going concern for a period of one year. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3:    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The Chief Executive Officer and Chief Financial Officer has concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Control over Financial Reporting

The Company implemented an Internal Control Policy allowing for the confidential receipt and treatment of complaints in regards to the Company’s internal accounting controls and auditing matters. A director, officer or employee may file a confidential and anonymous concern regarding questionable accounting or auditing matters to an independent representative of the Company’s Audit Committee. As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of that date, our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective.

There was no change in our internal control over financial reporting during 2005 from 2004 that was materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CODE OF ETHICS

The Company implemented a Code of Ethics by which directors, officers and employees commit and undertake to personal and corporate growth, dedicate themselves to excellence, integrity and responsiveness to the marketplace, and work together to enhance the value of the Company for the shareholders, vendors, and customers.

TRADING POLICY

The Company implemented a Trading Policy whereby if a director, officer or employee has material non-public information relating to the Company, neither that person nor any related person may buy or sell securities of the Company or engage in any other action to take advantage of, or pass on to others, that information. Additionally, insiders may purchase or sell Company securities if such purchase or sale is made within 30 days after an earnings or special announcement to include the 10-KSB, 10-QSB and 8-K in order to insure that investors have available the same information necessary to make investment decisions as insiders.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

Sachs Sax Klein v. NetWorth Technologies, Inc. (Palm Beach County, Florida, filed March 28, 2005). The amount in controversy is $11,039.80, representing the balance owed to plaintiff for legal services performed by plaintiff for the predecessor of its former subsidiary, NetWorth Systems, and the value of a warrant for 3% of the Company’s Common Stock. No answer has been filed by NetWorth Technologies and no action has been taken by the plaintiff to seek a default judgment. The plaintiff initially expressed interest in a settlement based on issuances of the Company's Common Stock but we have not had further discussions since those initial discussions.

James Andrew Rice v. Solution Technology International, Inc. (U.S. District Court for the District of Maryland). Mr. Rice, a former employee of Solution Technology International, Inc., has sued to recover alleged unpaid wages of $89,677.80 (which he claims are trebled under the Maryland wage and hour laws to $269,033.40) and alleged expenses of approximately $9,600. Defendants motion to dismiss Dan L. Jonson as a defendant was granted November 9, 2006. An answer to the complaint will be due following disposition of any preliminary motions.

Urban Jonson v. Solution Technology International, Inc. (Circuit Court for Frederick County, Maryland). Mr. Jonson, a former employee of Solution Technology International, Inc. and the son on Dan L. Jonson, has sued to recover on a confessed judgment note in the principal amount of $150,000 to recover unpaid wages. Plaintiff filed a writ of garnishment to collect on the unpaid note and garnished $25,000. Plaintiff and defendants have had settlement negotiations but no settlement has been reached.

Item 2.    Defaults Upon Senior Securities

NetWorth received a total of $625,000 under secured convertible debentures issued to Montgomery Equity Partners, Ltd. (“Montgomery”) and Advantage Capital Development Corp. (“Advantage”), companies affiliated with Cornell Capital Partners, LP to the Company’s knowledge, that are convertible into shares of our common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the common stock for the thirty trading days immediately preceding the conversion date. The convertible debentures matured in August 2005 and have full registration rights. The convertible debentures are secured by all of the Company’s assets. The Company is in default under the terms of the convertible debentures. Montgomery assigned its interest in the debenture to Advantage on March 10, 2005. Accordingly, Advantage has the right to accelerate all payments owed of principal and interest or they can convert the amounts owed into shares of our Common Stock. Advantage converted $25,000 of the debenture to 161,159 shares of our common stock under the conversion terms of the debenture in April 2006.

Item 5.    Other Information

Item 6.    Exhibits

Exhibit No.:	Description	Location

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Provided herewith

31.2	Certification of Principal Financial and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Provided herewith

32.1*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of theSarbanes-Oxley Act.	Provided herewith

* These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.

Date: November 15, 2006	By:	/s/ Dan L. Jonson
Dan L. Jonson
Chief Executive Officer

Date: November 15, 2006	By:	/s/ Michael Pollack
Michael Pollack
Chief Financial Officer