Form 10QSB
period 2007-06-30
SOLUTION TECHNOLOGY INTERNATIONAL INC
filed 2007-08-15
CIK 1206527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number 0-27842

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	52-1988677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Garrett Information Enterprise Center
685 Mosser Road, Suite 11, McHenry, Maryland 21541
(Address of principal executive offices)

(301) 387-6900
(Issuer’s telephone number)

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
Yes ☐ No ☒

There were 89,236,104 shares of common stock outstanding as of August 13, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Solution Technology International, Inc.
Quarterly Report on Form 10-QSB
for the Quarterly Period Ended
June 30, 2007

- INDEX -

Page
PART I- FINANCIAL INFORMATION:

Item 1. Financial Statements:

Condensed Consolidated Balance Sheet as of June 30, 2007 (Unaudited)	1

Condensed Consolidated Statements of Operations for the six and three months ended
June 30, 2007 and 2006 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the six months ended
June 30, 2007 and 2006 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis or Plan of Operation	31

Item 3. Controls and Procedures	43

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults Upon Senior Securities	45

Item 4. Submission of Matters to a Vote of Security Holders	45

Item 5. Other Information	46

Item 6. Exhibits	46

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet as of June 30, 2007 (Unaudited)

Statements of Operations for the Six and Three Months Ended June 30, 2007 and 2006 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007 (UNAUDITED)

ASSETS

Current Assets:
Cash and cash equivalents	$171,614

Total Current Assets	171,614

Fixed Assets, Net of Depreciation	21,538

Other Assets:
Intangible assets, net	336,430
Deferred financing fees, net	41,250
Security deposits	2,828

Total Other Assets	380,508

TOTAL ASSETS	$573,660

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Current portion of notes payable	$1,400,000
Notes payable - related parties	694,742
Liability for stock to be issued	175,000
Derivative liability	1,578,365
Accrued compensation	723,340
Accounts payable and accrued expenses	939,391

Total Current Liabilities	5,510,838

Long-term Liabilities:
Convertible debentures, net of disount of $819,247	1,971,636

Total Long-term Liabilities	1,971,636

Total Liabilities	7,482,474

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 Par Value; 8,000,000 shares authorized
and 0 shares issued and outstanding	-
Class A Preferred stock, $.01 Par Value; 2,000,000 shares
authorized and 801,831 shares issued and outstanding	8,018
Common stock, $.01 Par Value; 650,000,000 shares authorized
and 65,274,702 shares issued and 65,273,449 shares outstanding	652,747
Additional paid-in capital	18,555,931
Accumulated deficit	(26,106,713)
(6,890,017)
Treasury stock, 187,971 shares, at cost	(18,797)
Total Stockholders' Deficit	(6,908,814)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$573,660

The accompanying notes are an integral part of the
condensed consolidated financial statements.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006

OPERATING REVENUES
Sales	$19,275	$-	$19,275	$-

COST OF SALES
Amortization of intangible assets	48,061	48,061	24,030	24,030
Total Cost of Sales	48,061	48,061	24,030	24,030

GROSS LOSS	(28,786)	(48,061)	(4,755)	(24,030)

OPERATING EXPENSES
Compensation expense	193,941	72,493	97,941	72,493
Professional and consulting fees	60,300	123,870	23,235	79,815
Rent expense	10,570	47,776	6,292	10,361
Other general and administrative expenses	54,862	142,165	23,324	102,597
Depreciation	5,019	5,576	2,510	2,671
Total Operating Expenses	324,692	391,880	153,302	267,937

LOSS BEFORE OTHER INCOME (EXPENSE)	(353,478)	(439,941)	(158,057)	(291,967)

OTHER INCOME (EXPENSE)
Forgiveness of debt	-	449,991	-	449,991
Gain (loss) on fair value of derivative liability	315,161	772	316,493	772
Gain on conversion of convertible debentures	116,563	-	69,794	-
Accretion of discount on convertible debentures	(510,775)	(243,396)	(254,183)	(243,396)
Interest expense	(189,734)	(152,187)	(95,990)	(77,364)
Total Other Income (Expense)	(268,785)	55,180	36,114	130,003

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(622,263)	(384,761)	(121,943)	(161,964)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(622,263)	$(384,761)	$(121,943)	$(161,964)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.17)	$(0.00)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	55,312,350	2,247,367	59,208,005	2,268,781

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(622,263)	$(384,761)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	53,080	67,387
Amortization of deferred financing fees	27,500	243,396
(Gain) on conversion of convertible debenture	(116,563)	-
(Gain) loss on fair value of derivative liability	(315,161)	(772)
Accretion of discount on convertible debentures	510,775	-

Changes in assets and liabilities
Decrease in prepaid expenses and other assets	-	4,237
Increase (decrease) in accrued compensation	222,091	(203,231)
Increase in liability for stock to be issued	-	-
Increase in accounts payable and accrued expenses	169,531	(351,709)
Total adjustments	551,253	(240,692)

Net cash used in operating activities	(71,010)	(625,453)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	-	(22,409)

Net cash used in investing activities	-	(22,409)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds (repayments) on note payable - bank	-	(16,500)
Increase (decrease) in bank overdraft	-	(422)
Proceeds from notes payable - related parties	3,581	34,525
Proceeds from sale of common stock	175,000	-
Proceeds from convertible debentures, net of deferred financing fees	-	890,000
Payments of obligations under capital lease	-	(1,527)

Net cash provided by financing activities	178,581	906,076

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	107,571	258,214

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	64,043	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$171,614	$258,214

CASH PAID DURING THE PERIOD FOR:
Interest expense	$46,312	$64,158

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

Reclassification of notes payable - bank to notes payable - related parties	$200,000	$-
Conversion of note payable - related party and accrued interest for common stock	$11,704	$-
Common stock issued in settlement of accrued compensation and accounts payable	$120,103	$-
Common stock issued in conversion of convertible debentures	$181,541	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2006 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

On May 19, 2005, Networth Technologies, Inc. (the “Company”), Solution Technology International, Inc. (“STI”) and STI Acquisition Company Corp., a newly formed Delaware corporation, entered into an Agreement and Plan of Merger pursuant to which the Company was required to issue shares equal to 90% of its outstanding shares at the date of the merger for 100% of the outstanding shares of STI. As a result of the Agreement, the transaction will be treated for accounting purposes as a reverse merger by STI being the accounting acquirer. The merger was effective June 20, 2005 and the STI shares were deemed to be paid. In addition, STI cancelled all of its certificates and as of December 31, 2006 have received 38,800,285 shares of common stock of the Company.

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

On August 15, 2006, the Company approved a 1 for 150 share reverse stock split. The result of the reverse stock split brought the issued and outstanding shares to 2,375,448 from 356,317,160 shares. The share amounts have been reflected retrospective of the stock split.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The Company on June 23, 2006, changed its name to Solution Technology International, Inc.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company had recurring losses of $622,263 and $384,761 for the six months ended June 30, 2007 and 2006, respectively, and has a working capital deficiency of $5,339,224 as of June 30, 2007. The Company is overdue on their debt obligations, and has generated very little revenue. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s stock, as well as its sales efforts. The Company has borrowed additional amounts from lending sources as well as related parties to fund its operations. The Company continues to pursue additional sources of capital to carry out its business plan. The Company’s ability to continue as a going concern for a reasonable period is dependent upon management’s ability to raise additional interim capital and, ultimately, achieve profitable operations. There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

The condensed consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

Costs incurred in creating products are charged to expense when incurred as research and development until technological feasibility is established upon completion of a working model. Thereafter, all software production costs are capitalized and carried at cost. Capitalized costs are amortized based on straight-line amortization over the remaining estimated economic life of the product - ten years. Amortization included in cost of sales is $48,061 and $48,061 for the six months ended June 30, 2007 and 2006, respectively.

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

	As of June 30, 2007
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized Intangible Assets:

Software and related technology	$961,229	$624,799	$336,430

Amortization Expense:

For the six months ended June 30, 2007		$48,061
For the six months ended June 30, 2006		48,061

Estimated Amortization Expense:

For the six months ended December 31, 2007		$48,061
For the year ended December 31, 2008		96,123
For the year ended December 31, 2009		96,123
For the year ended December 31, 2010		96,123

Total		$336,430

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Convertible Instruments

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features, where the ability to physical or net-share settle the conversion option is not within the control of the Company, are bifurcated and accounted for as a derivative financial instrument. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of the debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method. During the six months ended June 30, 2007, the Company issued 10,461,335 shares of stock in the conversion of $181,541 of the convertible debentures issued to Advantage Capital Development Corp. and Cornell Capital Partners LLP. The Company recognized a gain of $116,563 on the extinguishment of these debentures.

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. These derivative financial instruments are indexed to an aggregate of 542,451,400 shares of the Company’s common stock as of June 30, 2007 and are carried at fair value. The embedded conversion feature amounted to $1,577,714 at June 30, 2007. Accretion on the discount of the convertible debentures amounted to $1,255,044 through June 30, 2007, and $510,775 for the six months ended June 30, 2007. In addition, there is a derivative liability recognized on the 266,667 warrants issued in April 2006 to Cornell in the amount of $651.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants and conversion of convertible debentures. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2007	2006
Net loss	$(622,263)	$(384,761)

Weighted-average common shares
Outstanding (Basic)	55,312,350	2,247,367

Weighted-average common stock
Equivalents
Convertible debentures	542,451,400	2,247,367
Stock options	-	-
Warrants	11,888,912	266,667

Weighted-average common shares
Outstanding (Diluted)	609,652,662	4,761,401

Deferred Financing Fees

The Company incurred $110,000 in commitment and structuring fees relating to the $1,000,000 convertible debenture agreement they entered into on April 4, 2006 with Cornell Capital. These fees are being amortized over the life of the convertible debenture which is 24 months. Amortization expense for the six months ended June 30, 2007 and 2006 is $27,500 and $13,750, respectively. The net deferred financing fees at June 30, 2007 are $41.250.

Stock-Based Compensation

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

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Options

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees , and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

As a result of adopting SFAS No. 123R, the Company recognized no share-based compensation expense for the three months ended March 31, 2006. All options granted to employees in 2006 were granted to employees in May 2006. The impact of this share-based compensation expense on the Company's basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

Recent Accounting Pronouncements

FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), was issued In July 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. The Company will be required to adopt FIN 48 in the first quarter of fiscal 2008. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the condensed consolidated financial statements.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The Company will be required to adopt SFAS 157 in the first quarter of fiscal 2009. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. The Company will be required to recognize the funded status of benefit plans and adopt the new disclosure requirements effective August 31, 2007. The Company will be required to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position effective August 31, 2009. Management is currently evaluating the requirements of SFAS 158, but based on the current funded status of the plans, management does not anticipate SFAS 158 will have a material impact on the Company’s condensed consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006, by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Management does not expect that the adoption of SAB No.108 would have a material effect on the Company’s condensed consolidated financial statements.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 3- FIXED ASSETS

Fixed assets as of June 30, 2007 were as follows:

	Estimated Useful
	Lives (Years)

Furniture and fixtures	7	$25,544
Machinery and equipment	3-7	102,425
Leasehold improvements	6	11,870
Vehicles	5	26,908

		166,747
Less: accumulated depreciation		145,209
Property and equipment, net		$21,538

Included in machinery and equipment is $11,298 in equipment held under capital lease. The accumulated depreciation on this equipment as of June 30, 2007 is $10,720. There was $5,019 and $5,576 charged to operations for depreciation expense for the six months ended June 30, 2007 and 2006, respectively.

NOTE 4- NOTES PAYABLE

SPL

The Company entered into an agreement with the Swiss Pool for Aviation Insurance (“SPL”) whereby SPL advanced the Company under their Master SurSITE Agreement, a license/hosting fee and associated professional service fees. Advanced fees were recognized as both revenue to the Company for achieving certain benchmarks in accordance with the agreement, and certain fees were advances to be repaid due to contractual obligations to SPL. The original terms were for the advances to be repaid in a period not to exceed five years, no interest. In 2004, interest started accruing at 2.5% annually. The Company originally was advanced $700,000 from June 2002 through October 2002, and credited one quarterly maintenance fee of $35,000 in 2002 and two quarterly maintenance fees totaling $70,000 in 2003. Additionally, SPL advanced another $200,000 in 2003 at 9% interest annually of which $45,000 was repaid in June 2004. Interest expense for the six months ended June 30, 2007 and 2006 were $9,375 and $9,375, respectively. The note payable balance due at June 30, 2007 was $750,000.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 4- NOTES PAYABLE (CONTINUED)

Crosshill

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

The Company has $650,000 outstanding at June 30, 2007. Interest expense for the six months ended June 30, 2007 and 2006 was $24,375 and $24,375, respectively

The amounts are secured by a Loan and Security Agreement and an Intellectual Property Security Agreement which includes the Company’s software and related technology. In addition, the Company issued 10,122,245 warrants to CrossHill (and have issued them a replacement warrant for these warrants on November 3, 2006) for inducement to enter into the Agreement. In accordance with the third amendment, the value of the warrants utilizing the relative fair value of the instrument amounted to $37,752 and was reflected upon issuance of the warrants.

Notes payable at June 30, 2007 consists of the following:

Installment note payable to SPL through
September 2008, principal payment of $50,000 due quarterly commencing January 1, 2005 for 15 quarters with an annual interest rate of 2.5%.	$750,000

Installment note payable to Crosshill due through April 2007, principal payments of $65,000 payable quarterly commencing October 1, 2004 (extended to January 1, 2007) interest at 7.5% (with an effective

interest rate of 12%) due monthly	650,000
Total notes payable	1,400,000
Less current maturities	1,400,000
Notes payable - net of current maturities	$-

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 4- NOTES PAYABLE (CONTINUED)

Crosshill (Continued)

The approximate aggregate amount of all note payable maturities for the period ending after June 30, 2007 is as follows:

All	$1,400,000

NOTE 5- NOTES PAYABLE - BANK

On September 29, 2005, the Company increased their lines of credit to $216,500 from $200,000, with two banks. The Company would borrow funds from time to time for working capital needs. The lines of credit were assigned to an officer of the Company in February 2007. The Company no longer as of June 30, 2007 has any amounts outstanding with a bank. Interest on the lines of credit were variable at prime rate plus 2.5%. Interest for the six months ended June 30, 2007 and 2006 was $2,315 and $5,526, respectively.

NOTE 6- NOTES PAYABLE - RELATED PARTIES

The Company has notes payable due to related parties:

Five unsecured notes payable in the aggregate amount of $65,000 to a director of the Company due between June 2005 and February 2007 or upon obtaining an equity line of credit whichever is earlier, with interest payable at rates ranging between 8% and 10%. One of the notes for $20,000 along with $3,332 of accrued interest was converted into 392,129 shares of common stock in 2006. Interest expense for the six months ended June 30, 2007 and 2006 was $2,750 and $3,688, respectively. Accrued interest as of June 30, 2007 for this director is $15,312. As of June 2007, the Company provided the director an update on the status of the repayment of the note.

An unsecured note payable in the amount of $50,000 to an officer of the Company, due December 31, 2004, which has been extended until the Company obtains an equity line of credit, with interest payable at 6.5% and increased to amounts up to $100,000. In February 2007, the officer increased this amount to $300,000 due to the fact that the officer entered into an assignment agreement with a bank on the $200,000 line of credit. The balance outstanding at June 30, 2007 is $255,043. Interest expense for the six months ended June 30, 2007 and 2006 was $6,310 and $1,631, respectively. The Company has $2,833 in accrued interest as of June 30, 2007. As of June 2007, the Company provides the director an update on the status of the repayment of the note.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 6- NOTES PAYABLE - RELATED PARTIES (CONTINUED)

The Company on March 24, 2005 settled with a former officer/employee of the Company who was owed back pay. The settlement was for $166,943 with $16,943 due at the signing of the settlement agreement and the remaining $150,000 in the form of a promissory note due August 22, 2005 in one lump payment. The note was not paid in August 2005, and extended by the parties until the filing of the disclosure statement with the Securities and Exchange Commission. The Company paid $21,250 in the quarter ended December 31, 2005. There were two payments made totaling $24,302 in September 2006. Balance due at June 30, 2007 is $104,448, and the Company has been accruing interest at the rate of 10% per annum, and the accrued interest as of June 30, 2007 is $28,652.

On March 25, 2005, the Company and a director entered into a promissory note agreement for $17,000 due the earlier of one year or upon the availability of a $750,000 commercial line of credit. The Company entered into additional notes with this director totaling $153,251, to bring the total outstanding amounts to $170,251. The notes bear interest at 10% per annum. Interest expense for the six months ended June 30, 2007 and 2006 was $8,513 and $8,237, respectively. The total interest of $28,455 since inception of these loans remains accrued for as of June 30, 2007. As of June 2007, the Company provides the director an update on the status of the repayment of the note.

On June 24, 2005, the Company and a director entered into a convertible promissory note agreement for $90,000, replacing a promissory note entered into January 7, 2005, due the earlier of one year or upon the availability of a $750,000 commercial line of credit. The note bears interest at 10% per annum. Interest expense for the six months ended June 30, 2007 and 2006 was $4,750 and $5,000, respectively. This director converted their accrued interest of $20,000 into 133,033 shares of stock in October 2006. Additionally, the director converted $10,000 in principal and $1,704 in accrued interest on this note in February 2007. As of June 2007, the Company provides the director an update on the status of the repayment of the note.

The Company entered into two unsecured notes payable due December 31, 2006 for $5,000 each with two different parties at 10% interest, one in January 2006 and one on February 2006 which has been extended until the Company obtains an equity line of credit. Interest expense for the six months ended June 30, 2007 and 2006 was $500 and $396, respectively, and all interest incurred to date, $1,396 is accrued as of June 30, 2007. As of June 2007, the Company provides the related parties an update on the status of the repayment of the notes.

NOTE 7- CONVERTIBLE DEBENTURES

The Company from June 28, 2004 through April 4, 2006 entered into various convertible debenture agreements with Cornell Capital Partners, LP for amounts totaling $2,250,000, which includes a compensation debenture in the amount of $400,000. All of these agreements were replaced on April 4, 2006, with new two-year debenture agreements with a maturity date of April 4, 2008. In the six months ended June 30, 2007, $159,041 of these debentures were converted into 9,909,894 shares of common stock.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 7- CONVERTIBLE DEBENTURES (CONTINUED)

In addition to this amount, accrued interest in the amount of $48,798 was added to the outstanding principal amount to be converted. All of the debentures accrue interest at a rate of 8% per annum.

In addition, when the Company entered into a reverse merger with Networth Technologies, Inc., they assumed convertible debentures issued to Montgomery Equity Partners, Ltd. (“Montgomery”) and Advantage Capital Development Corp. (“Advantage”), companies affiliated with Cornell Capital. The proceeds of these debentures totaled $625,000, which were funded to Networth in two tranches of $400,000 and $225,000, respectively, from July 2004 through January 2005. Knightsbridge who was the agent, was issued shares of Networth stock at the time in February 2005. In 2006, $30,000 of these debentures were converted into 431,159 shares of common stock. In the six months ended June 30, 2007, an additional $22,500 of these debentures were converted into 551,441 shares of common stock.

The Company is in default under the terms of the Advantage debenture, and accordingly has the right to accelerate all payments owed of principal and interest into common stock.

The debentures are convertible into shares of common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the common stock for the thirty trading days immediately preceding the conversion date.

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

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 7- CONVERTIBLE DEBENTURES (CONTINUED)

The embedded derivative does not qualify as a fair value or cash flow hedge under SFAS No. 133. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations. The Company entered into amended and restated agreements on April 4, 2006 with respect to its convertible debentures as described below.

Secured Convertible Debenture. The Company entered into a secured convertible debenture dated April 4, 2006 and due April 4, 2008. The debenture carries an interest rate of 8%. The Company has an option to redeem a portion or all amounts outstanding under the amended and restated convertible debenture upon three days advance written notice provided that the closing bid price of the Company’s common stock is less than $.75.

Cornell Capital has a right to convert the debenture into shares of the Company’s common stock based upon a quotient obtained by dividing (i) the outstanding amount of the convertible debenture by the (ii) conversion price which is equal to the lesser of $.75 or 80% of the lowest bid price of the Company’s common stock during the thirty trading days immediately prior to the conversion date. In the event the Company does not have enough shares authorized or listed or quoted on the OTCBB or it cannot timely satisfy the conversion sought by Cornell Capital, then Cornell Capital can demand cash equal to the product of the outstanding principal amount to be converted plus any interest due provided by the conversion price and multiplied by the highest closing price of the stock from the date of the conversion notice until the date that such cash payment is made. Cornell Capital cannot convert the debenture or receive shares of the Company’s common stock if it would beneficially own in excess of 4.9% of the Company’s issued and outstanding shares of common stock at the time of such conversion, such determination to be made by Cornell Capital.

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

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 7- CONVERTIBLE DEBENTURES (CONTINUED)

Following an event of default and while the event of default is not cured, Cornell Capital may accelerate all amounts due and payable in cash or elect to convert such amounts to common stock having a conversion price of the lower of $.75 per share or the lowest closing bid price during the thirty days immediately preceding the conversion date.

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

Second Amended and Restated Secured Convertible Debenture. The Company entered into a second amended and restated convertible debenture in the principal amount of $642,041 dated April 4, 2006. The Company has assumed the obligations of STI to Cornell Capital under two secured debentures each in the amount of $300,000 issued on June 29, 2004 and August 23, 2004, respectively plus accrued interest of $42,041. Interest payments are to be paid monthly in arrears commencing April 4, 2006 and continuing for the first day of each calendar month thereafter that any amounts due under the convertible debenture are due and payable. The interest includes a redemption premium of 20% in addition to interest set at an annual rate of 8%. At June 30, 2007 the balance of this convertible debenture was $483,000.

The Company has an option to redeem a portion or all amounts outstanding under the amended and restated convertible debenture upon three days advance written notice. Cornell Capital has a right to convert the debenture into shares of the Company’s common stock based upon a quotient obtained by dividing (i) the outstanding amount of the convertible debenture by the (ii) the conversion price which is equal to the lesser of $.75 or 80% of the lowest closing bid price of the Company’s common stock during the thirty trading days immediately prior to the conversion date. In the event the Company does not have enough shares of common stock authorized or listed or quoted on the OTCBB or it cannot timely satisfy the conversion sought by Cornell Capital, then Cornell Capital can demand cash equal to the product of the outstanding principal amount to be converted plus any interest due divided by the conversion price and multiplied by the highest closing price of the stock from the date of the conversion notice until the date that such cash payment is made. Cornell Capital cannot convert the debenture or receive shares of the Company’s common stock if it would beneficially own in excess of 4.99% of our issued and outstanding shares of common stock at the time of such conversion, such determination to be made by Cornell Capital.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

Amended and Restated Investor Registration Rights Agreement. On April 4, 2006 the Company entered into an amended and restated registration rights agreement with Cornell Capital. Under the terms of the registration rights agreement the Company is obligated to register on Form SB-2 or any other applicable form the shares of its common stock issuable to Cornell Capital upon conversion of the convertible debentures, the warrant shares to be issued under the warrant to Cornell Capital described above, the $642,041 convertible debenture issued to Cornell Capital, the $256,757 debenture issued to Montgomery and the warrant shares to be issued under the warrant to Montgomery. The Company will pay all expenses in connection with such registration. The Company is required to file with the SEC in a timely manner all reports or other documents required under the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended to allow Cornell Capital and Montgomery to take advantage of Rule 144 under the Securities Act of 1933 (as amended).

Amended and Restated Security Agreement. The Company entered into a security agreement dated April 4, 2006 with Cornell Capital and Montgomery. Under the terms of the security agreement, the Company provided a blanket lien to Cornell Capital and Montgomery to secure its obligations under the convertible debentures issued to Cornell Capital and Montgomery, respectively. Under the terms of the security agreement the Company is not allowed to permit any debts or liens against the Company’s property other than the lien previously granted by STI to Crosshill Georgetown Capital under the terms of a loan agreement for $750,000 plus interest between STI and Crosshill Georgetown Capital.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 7- CONVERTIBLE DEBENTURES (CONTINUED)

Amended and Restated Pledge and Escrow Agreement. The Company entered into a pledge and escrow agreement dated April 4, 2006 with Cornell Capital, Montgomery, Dan L. Jonson and David Gonzales, Esq., acting as escrow agent. Under the terms of the pledge and escrow agreement, Dan L. Jonson, President and CEO of STI, pledged 623,940 (post-split) shares of the Company to secure the Company’s obligations under the convertible debenture issued to Cornell Capital and to Montgomery under the securities purchase agreement between the Company and Montgomery. Mr. Jonson's shares are being held by David Gonzales, Esq., who is a principal with Cornell Capital. In the event of default under the pledge and escrow agreement, that includes failure of Montgomery or the Company to comply with any of the agreements between themselves and either Montgomery or Cornell Capital, Mr. Jonson's pledged shares can be sold to cover any of the obligations owed by the Company to Cornell Capital and Montgomery under the various financing agreements discussed here. The pledged shares shall be returned to Mr. Jonson upon payment in full of all amounts owed to Cornell Capital and Montgomery under the convertible debentures.

Irrevocable Transfer Agent Instructions Agreement. The Company entered into an irrevocable transfer agent instructions agreement dated April 4, 2006 among the Company’s transfer agent, Olde Monmouth Stock Transfer Company, Cornell Capital and David Gonzales, Esq., as escrow agent. Under the terms of the irrevocable transfer agent instructions, the Company’s common stock to be issued upon conversion of the convertible debentures and any interest and liquidated damages to be converted into shares of the Company’s common stock, Olde Monmouth is required to issue those shares to Cornell Capital upon receiving a duly executed conversion notice described in the irrevocable transfer instructions. The Company confirmed under the terms of the irrevocable transfer agent instructions that the conversion shares shall be freely transferable on our books and records and not bear any legend restricting transfer. The transfer agent has agreed to reserve for issuance to Cornell Capital sufficient shares of common stock should Cornell Capital elect to convert any of the Company’s obligations under the convertible debenture into shares of the Company’s common stock.

Warrant. The Company issued a warrant dated April 4, 2006 for 266,667 shares of its common stock (subject to adjustment for stock splits, stock dividends and recapitalizations) to Montgomery and Cornell at an exercise price of $.01 and $.03 per share, respectively. The warrant is exercisable until April 4, 2011. Montgomery cannot exercise the warrant if doing so would cause it to beneficially own in excess of 4.99% of the total issued and outstanding shares of the Company’s common stock unless the exercise is made within sixty days prior to the maturity date. The shares issued upon exercise of the warrant have piggyback and demand registration rights set forth in the registration rights agreement described above.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 7- CONVERTIBLE DEBENTURES (CONTINUED)

Securities Purchase Agreement. The Company entered into a securities purchase agreement dated April 4, 2006 with Cornell Capital. The securities purchase agreement relates to the $1,000,000 secured convertible debenture described above. In accordance with the securities purchase agreement, the Company agreed to enter into (i) an amended and restated investor registration rights agreement to provide registration rights under the Securities Act of 1933, as amended, for shares of the Company’s common stock that could be issued upon conversion of the amounts owed for principal and interest under the convertible debentures described above, (ii) an amended and restated security agreement to provide a blanket lien against our property as described above, (iii) an amended and restated pledge and escrow agreement under which Mr. Jonson pledged 623,940 (post-split) shares of the Company’s common stock to Cornell and Montgomery, (iv) a second amended and restated security agreement among the Company, Cornell Capital, Montgomery and STI and (v) an irrevocable transfer agent instructions letter agreement described above. Under the securities purchase agreement the Company agreed to preserve an adequate number of shares to effect any right of conversion exercised by Cornell Capital under the warrant and the convertible debenture described above.

The Company also agreed to pay Yorkville Advisors Management, LLC, a company affiliated with Montgomery and Cornell Capital, a fee equal to 10% of the purchase price or $100,000 and a structuring fee to Yorkville Advisors Management, LLC of $10,000. These fees are being amortized over 24 months.

Second Amended and Restated Subsidiary Security Agreement. The Company entered into a second amended and restated subsidiary security agreement dated April 4, 2006. The material terms of the second amended and restated subsidiary security agreement are the same as the security agreement that the Company executed with Cornell Capital described above.

Amended and Restated Guaranty. The Company entered into an amended and restated guaranty dated April 4, 2006 with Cornell Capital under which it guaranteed as a direct obligor the Company’s payment and performance under the $1,000,000 convertible debenture described above, the $400,000 convertible debenture described above, and the $642,041 and the $256,757 convertible debenture issued by the Company to Montgomery, including all collection fees incurred by Cornell Capital and Montgomery should they have to seek enforcement of their rights under the amended and restated guaranty.

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

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 7- CONVERTIBLE DEBENTURES (CONTINUED)

Amended and Restated Convertible Compensation Debenture. The Company entered into an amended and restated convertible compensation debenture in the amount of $400,000 due April 4, 2008. The debenture is for a fee to be paid to Cornell Capital in connection with the now terminated stand by equity distribution agreement. This debenture has similar redemption, conversion and remedies upon an event of default as the second amended and restated secured convertible debenture described above. The Company entered into a convertible compensation debenture in the amount of $400,000 payable to Cornell Capital and dated June 29, 2004 that was assigned by the Company and assumed by the Company on December 20, 2005 under the assignment and assumption agreement dated December 20, 2005. The terms of the secured convertible debenture are the same as the secured convertible debentures described above.

Interest expense on the convertible debentures was $102,222 and $29,135 for the six months ended June 30, 2007 and 2006, respectively. Accrued interest at June 30, 2007 is $340,749. $48,798 was converted from accrued interest to additional debentures on December 31, 2005.

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

Rent expense for the six months ended June 30, 2007 and 2006 was $10,570 and $47,776, respectively.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 9- STOCKHOLDERS’ DEFICIT

Preferred Stock

On May 14, 2002, the Company’s Board of Directors adopted a certificate for 1,000,000 shares (amended on April 17, 2003 to 2,000,000 shares) of the 10,000,000 shares of preferred stock authorized by the shareholders at the Annual Meeting (the “Certificate of Designation”). The Certificate of Designation designated 2,000,000 shares as “Class A Non-Voting, Convertible Preferred Stock” (the “Class A Preferred Stock”). The holder of shares of the Class A Preferred Stock will be entitled to all dividends declared by the Board of Directors at a rate per share 10 times that paid per share of common stock, and will be entitled to convert each share of Class A Preferred Stock for 100 shares of common stock (subject to adjustment upon the occurrence of certain events as specified in the Certificate of Designation), but only to the extent that the aggregate number of shares of common stock held by the holder (and any other person with whom the holder must aggregate shares for purposes of Commission Rule 144) is less than 5% of the Company’s outstanding common stock so that the holder will not be deemed to have “control” within the meaning of Commission Rule 405.

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

The Company at June 30, 2007 has 801,831 shares of the Class A Preferred Shares issued and outstanding.

Common Stock

As of June 30, 2007, the Company has 650,000,000 shares of common stock authorized and 65,274,702 shares issued and 65,273,449 shares outstanding. The par value of the common stock is $.01. On August 15, 2006, the Company approved a 1 for 150 share reverse stock split. The result of the reverse stock split brought the issued and outstanding shares to 2,375,254 from 356,317,160 shares. The share amounts have been reflected retrospective of the stock split.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 9- STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

During the six months ended June 30, 2007, the Company issued:

234,088 shares of common stock in conversion of a related note payable in the amount of $10,000 and accrued interest of $1,704 on this note.

1,000,000 shares of common stock in settlement of litigation for accrued compensation to a former employee. The shares were valued at $79,678.

551,441 shares of common stock in conversion of $22,500 of convertible debentures issued to Advantage.

9,909,894 shares of common stock in conversion of $159,041 of convertible debentures issued to Cornell Capital.

3,110,417 shares of common stock in conversion of $40,425 of accrued compensation.

During the year ended December 31, 2006, the Company issued:

1,950,103 shares of common stock on January 5, 2006 to effectuate a 10 for 1 stock split approved by the Company’s board of directors. The shares have been retroactively stated in these statements to reflect the stock split as of January 1, 2005.

208,667 shares of common stock in conversion of 313,000 shares of preferred stock.

38,800,285 shares of common stock to complete the merger with STI. The issuance of shares eliminated the liability for stock to be issued of $3,272,721 that was booked by the Company on June 20, 2005, the effective date of the merger.

392,129 shares of common stock in conversion of a related note payable in the amount of $20,000 and accrued interest on this note in the amount of $3,332.

133,333 shares of common stock in conversion of $20,000 in accrued interest on a note payable - related parties.

7,936,508 shares of common stock in a private placement for $250,000. The shares were valued at $0.0315 per share, the fair value at the date of issuance.

400,000 shares of common stock to a consultant in the private placement transaction, valued at $.05 per share, the fair value of the stock on the date of issuance.

431,159 shares of common stock in conversion of $30,000 of convertible debentures issued to Advantage.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 9- STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock Options

The Company has not issued any stock options for the six months ended June 30, 2007. or the year ended December 31, 2006.

Warrants

The Company granted 266,667 warrants to Cornell in connection with the SPA entered into April 4, 2006. In addition, the Company issued 1,500,000 warrants in October 2006 to a consultant for investor and public relations services. The Company also has 10,122,245 warrants outstanding to Crosshill as noted in Note 4. The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term
266,667	$0.03	4/4/2006	5 years
1,500,000	$0.15	10/23/2006	Indefinite
10,122,245	$0.0022	11/3/2006	3.165 years
11,888,912

The fair value of each warrant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:

	2007	2006
Dividend yield	0.00%	0.00%
Expected volatility	100.00%	100.00%
Risk free interest rates	3.50%	3.50%
Expected lives (years)	Term	Term

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

At June 30, 2007, deferred tax assets consist of the following:

Net operating losses	$2,296,356
Amortization of intangible assets	(21,788)
2,274,568
Valuation allowance	(2,274,568)
$-

At June 30, 2007, the Company had a net operating loss carryforward in the approximate amount of $6,750,000, available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the six months ended June 30, 2007 and 2006 is summarized as follows:

	2007	2006
Federal statutory rate	(34.0)%	(34.0)%
State income taxes	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 11- LITIGATION

Sachs Sax Klein v. NetWorth Technologies, Inc. (Palm Beach County, Florida, filed March 28, 2005). The amount in controversy is $11,039.80, representing the balance owed to plaintiff for legal services performed by plaintiff for the predecessor of its former subsidiary, NetWorth Systems, and the value of a warrant for 3% of the Company’s Common Stock. No answer has been filed by NetWorth Technologies and no action has been taken by the plaintiff to seek a default judgment. The plaintiff initially expressed interest in a settlement based on issuances of the Company's Common Stock but the Company has had not had further discussions since those initial discussions.

James Andrew Rice v. Solution Technology International, Inc. (U.S. District Court for the District of Maryland). Mr. Rice, a former employee of Solution Technology International, Inc., has sued to recover alleged unpaid wages of $89,677.80 (which he claims are trebled under the Maryland wage and hour laws to $269,033.40) and alleged expenses of approximately $9,600. Defendants’ motion to dismiss Dan L. Jonson as a defendant was granted November 9, 2006. The Company settled this complaint in March 2007, and issued approximately 1,000,000 shares in settlement of the complaint which were valued at $79,678.

Urban Jonson v. Solution Technology International, Inc. (Circuit Court for Frederick County, Maryland). Mr. Jonson, a former employee of Solution Technology International, Inc. and the son of Dan L. Jonson, has sued to recover on a confessed judgment note in the principal amount of $150,000 to recover unpaid wages. Plaintiff filed a writ of garnishment to collect on the unpaid note and garnished $25,000. Plaintiff and defendants have had settlement negotiations but no settlement has been reached.

Langsam Borenstein Corporation v. Solution Technology International, Inc. (New Jersey Superior Court for Camden County, filed February 23, 2007). This amount in controversy is $10,690, representing the balance owed to the prior independent public accounting firm for STI prior to the merger with the Company. A default judgment was entered against the Company on July 3, 2007. The Company is currently in settlement discussions with the plaintiff.

NOTE 12- SUBSEQUENT EVENTS

The Company issued 17,500,000 shares of stock in a private placement for $.01 per share for $175,000. The cash was received by the Company in June 2007 and the shares were issued in July 2007. The $175,000 is reflected as a liability for stock to be issued on the condensed consolidated balance sheet at June 30, 2007.

The Company issued 1,461,402 shares of stock in July 2007 in conversion of $5,000 in notes payable - related parties and $3,038 in accrued interest to this note holder.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The information set forth and discussed in this Management’s Discussion and Analysis or Plan of Operation is derived from our financial statements and the related notes, which are included. The following information and discussion should be read in conjunction with those financial statements and notes, as well as the information provided in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2006.

Overview

The following is a discussion of: (i) our results of operations and financial condition for the six and three months ended June 30, 2007 versus June 30, 2006; (ii) our liquidity and capital resources; (iii) risk factors relating to an investment in our common stock; and (iv) our critical accounting policies.

The former Solution Technology International, Inc. (“Old STI”) merged with a wholly-owned subsidiary of NetWorth Technologies, Inc. on June 20, 2005 in a transaction that for accounting purposes was treated as a reverse merger by the accounting acquirer, Old STI. In August 2006, we merged with Old STI, the separate legal existence of Old STI ceased, and we changed our name to “Solution Technology International, Inc.”

We design, develop, market and support a web-based multi-language, multi-currency software solution (“SurSITE®”) used by insurance and reinsurance companies to facilitate and support their most critical back-office business processes. Our reinsurance application is proprietary software for reinsurance management of complex reinsurance contract combinations throughout the entire reinsurance contract workflow, from assumed and ceded to retroceded business.

What distinguishes SurSITE® from competition solutions is an “industry-first” Technical Accounting Management Server (“TAMS”) application that automates calculations and generates transactions for premiums, commissions, and claims based on events and transactions at the original insurance policy level; it also manages statements of account, reinsurance recovery notices, and claims notifications. To further enhance the applicability of the SurSITE® software, we currently are designing extensive support for facultative reinsurance used to insure very large risks that cannot be insured by a single insurance company, like property and liability insurance for multinational corporations, airlines and aerospace, cargo, energy, engineering, manufacturers, ocean hull, etc. In addition to this software product, we will provide customers with complete requirements studies, data migrations, data integration tools, system integrations and other related professional services.

We are marketing our products worldwide, at the outset by utilizing a network of international industry contacts developed by senior management and indirectly through third parties. As part of the planned scaling of the organization, we will establish resellers with experienced professionals and well-established track records and contacts throughout the insurance and reinsurance industry. We plan to establish a presence in the London market because it is the global center of reinsurance trading. We also expect to establish our own sales team to focus on the North American market. We have initiated product sales discussions with several U.S. & EU based insurance companies through our existing management team.

Our initial multi-million dollar deployment and charter client, won by our existing management team in competition against Computer Science Corporation, is the Swiss Pool for Aviation Insurance (“SPL”), an insurance and reinsurance consortium based in Zurich, Switzerland consisting of 26 well-known member companies, including among others, Allianz, Partner Re, Swiss Re, Winterthur Insurance Company and Zurich Insurance Group. The member companies are using our software platform to produce direct insurance business and manage the reinsurance transactions of the produced direct insurance business.

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

Our reinsurance software enables an organization to overcome the limitations of fragmented business processes and gain control of mission-critical reinsurance administration. The TAMS, which has been tested by some of the most experienced reinsurance industry professionals, provides the solution that addresses the many problems associated with accurately managing complex technical accounting methods, timely loss recoveries, and error prone business processes. Our software products allow companies to leverage their substantial investments in existing IT infrastructures while exploiting the many benefits offered by automation of technical accounting transactions. We believe that our SurSITE® reinsurance software solution improves the quality, consistency, and accuracy of work performed and positions management to significantly and measurably reduce operating expenses and reduce errors.

Our objective is to establish our reinsurance solution as a leading software solution in managing complex reinsurance contract combinations throughout the entire reinsurance contract workflow. To achieve this goal, we are gradually enhancing our technology by adding the most efficient system controls available to achieve maximum configurability and flexibility to meet the needs of insurance groups with a fleet of insurance subsidiaries. In addition, we are adding support for new and evolving premium and claims recovery methods; functionality for trend analysis, capacity utilization and exposure control; and providing the software and services necessary to conduct safe and reliable technical accounting transactions over the Internet. In addition to traditional license agreements, we introduced an all-inclusive annual subscription model in 2006, reducing the upfront cost of our SurSITE® product for new clients.

Results of Operations and Financial Condition

Six Months Ended June 30, 2007 versus June 30, 2006

Total Operating Revenues

The Company recognized $19,275 in revenue during the second fiscal quarter of 2007 as fees related to the design and development of a project commenced during this period. The Company did not recognize revenue for the six months ended June 30, 2006. The lack of revenues was attributed to our lack of operating capital as a result of not being able to raise additional capital until we could complete the actions described in our annual report on Form 10-KSB.

Total Cost of Operating Revenues

Our cost of operating revenues for the six months ended June 30, 2007 and 2006 were $48,061 and $48,061, respectively, and consisted of amortization of intangible assets for each six month period.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2007 were $324,692 as compared to $391,880 for the six months ended June 30, 2006. This represented a decrease of $67,188, or approximately 20%. Operating expenses included payroll, professional fees, and related expenses of $254,241 and $196,363, rent expense of $10,570 and $47,776, and other general and administrative expenses of $56,662 and $128,415 for the six months ended June 30, 2007 and 2006, respectively. The decrease from 2007 to 2006 is a result of the streamlining of administrative costs including no longer using additional consultants and outsourced investor and public relations to assist the Company in raising money.

We depreciate fixed assets. This resulted in an expense of $5,019 and $5,576 for the six months ended June 30, 2007 and 2006, respectively. We determine the fair value of the undiscounted cash flows annually, and sooner if circumstances change and determination is required, to value any impairment on our intangible assets and long-lived assets. As of June 30, 2007 and 2006, we determined that there was no impairment charge.

Other Income (Expense)

Included in other income (expense) is the amortization on the debt discount on the convertible debentures of $510,775 and $243,396 for the six months ended June 30, 2007 and 2006, respectively based on the Effective Interest Method calculation. There was also a recognized gain (loss) on the valuation of our derivative liability of $315,161 and $772 for the six months ended June 30, 2007 and 2006, respectively. In addition in 2007, we recognized a gain on extinguishment of convertible debentures of $116,563.

Interest expense was $189,734 compared to $152,187 for the six months ended June 30, 2007 and 2006, respectively. The interest expense is primarily due to the convertible debentures and related party notes.

Net Income (Loss) from Continuing Operations

We reported a net (loss) from operations of $(622,263), or $(0.01) per share on a basic and diluted basis, for the six months ended June 30, 2007 versus $(384,761), or $(0.17) per share on a basic and diluted basis, for the six months ended June 30, 2006. The increase in the net loss is attributable to the charges related to the Cornell Capital financing for the six months ended June 30, 2007 versus 2006. The operating (loss) lines before other income (expense) in the condensed consolidated statements of operations is believed by management to be the true indicator of our performance during the period.

Provision for Income Taxes

There was no provision for income taxes for the six months ended June 30, 2007 and 2006, respectively. There was no provision due to the carry forward of approximately $6,750,000 of net operating losses as of June 30, 2007 that we reserved in valuation allowances against this deferred tax asset.

Three Months Ended June 30, 2007 versus June 30, 2006

Total Operating Revenues

The Company recognized $19,275 in revenue during the second fiscal quarter of 2007 as fees related to the design and development of a project commenced during this period. The Company did not recognize revenue for the three months ended June 30, 2006. The lack of revenues was attributed to our lack of operating capital as a result of not being able to raise additional capital until we could complete the actions described in our annual report on Form 10-KSB.

Total Cost of Operating Revenues

Our cost of operating revenues for the three months ended June 30, 2007 and 2006 were $24,030 and $24,030, respectively, and consisted of amortization of intangible assets for each six month period.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2007 were $153,302 as compared to $267,937 for the three months ended June 30, 2006. This represented a decrease of $114,635, or approximately 42%. Operating expenses included payroll, professional fees, and related expenses of $121,276 and $152,308, rent expense of $4,492 and $10,361, and other general and administrative expenses of $25,124 and $88,847 for the three months ended June 30, 2007 and 2006, respectively. The decrease from 2007 to 2006 is a result of the streamlining of administrative costs including no longer using additional consultants and outsourced investor and public relations to assist the Company in raising money.

We depreciate fixed assets. This resulted in an expense of $2,510 and $16,421 for the three months ended June 30, 2007 and 2006, respectively. We determine the fair value of the undiscounted cash flows annually, and sooner if circumstances change and determination is required, to value any impairment on our intangible assets and long-lived assets. As of June 30, 2007 and 2006, we determined that there was no impairment charge.

Other Income (Expense)

Included in other income (expense) is the amortization on the debt discount on the convertible debentures of $254,183 and $243,396 for the three months ended June 30, 2007 and 2006, respectively based on the Effective Interest Method calculation. There was also a recognized a gain (loss) on the valuation of our derivative liability of $316,493 and $772 for the three months ended June 30, 2007 and 2006, respectively. In addition in 2007, we recognized a gain on extinguishment of convertible debentures of $69,794.

Interest expense was $95,990 compared to $77,364 for the three months ended June 30, 2007 and 2006, respectively. The interest expense is primarily due to the convertible debentures and related party notes.

Net Income (Loss) from Continuing Operations

We reported a net (loss) from operations of $(121,943), or $(0.00) per share on a basic and diluted basis, for the three months ended June 30, 2007 versus $(161,964), or $(0.07) per share on a basic and diluted basis, for the three months ended June 30, 2006. The increase in the net loss is attributable to the charges related to the Cornell Capital financing for the three months ended June 30, 2007 versus 2006. The operating (loss) lines before other income (expense) in the condensed consolidated statements of operations is believed by management to be the true indicator of our performance during the period.

Provision for Income Taxes

There was no provision for income taxes for the three months ended June 30, 2007 and 2006, respectively. There was no provision due to the carry forward of approximately $6,750,000 of net operating losses as of June 30, 2007 that we reserved in valuation allowances against this deferred tax asset.

Liquidity and Capital Resources

During the six months ended June 30, 2007, the balance in cash and cash equivalents increased by $107,571 compared to no change for the six months ended June 30, 2006. This decrease is attributable solely to cash used in operating activities, which was attributable to a net loss from operations of ($622,263) offset by accretion of discount of convertible debentures of $510,775 and an increase in accounts payable and accrued expenses (including accrued compensation) of $395,203. This compares to a decrease in cash from operating activities for the six months ended June 30, 2006 of ($625,453), which was attributable to a net loss from operations of ($384,761) and a decrease in accounts payable and accrued expenses (including accrued compensation) of ($554,940). We received proceeds from the issuance of convertible debentures net of deferred fees of $890,000 in the six months ended June 30, 2006.

As of June 30, 2007, we had $171,614 in current assets, solely consisting of cash and cash equivalents.

As of June 30, 2007, we had $5,510,838 in current liabilities, primarily consisting of $939,391 in accounts payable and accrued expenses, $723,340 in accrued compensation and $1,578,365 of derivative liabilities resulting from the Securities Purchase Agreement and Secured Convertible Debenture entered into and amended on April 4, 2006. The derivative liability will be converted to equity upon conversion into common stock by Cornell Capital. The balance is adjusted based on market adjustments to fair value on a quarterly basis.

Notwithstanding our present working capital deficiency, our condensed consolidated financial statements have been prepared on the assumption that we continue to have the ability to generate sufficient cash flows from operations or raise sufficient capital to ensure the reduction of the working capital deficiency and fund future operations, as a going concern. We have suffered significant recurring operating losses in the past few years, and this factor along with the fact that we have been unsuccessful in raising equity other than through Cornell Capital or related parties for the most part, have caused significant doubt about our ability to continue as a going concern for a period of twelve months. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risk Factors

Investing in our securities involves a high degree of risk. Before investing in our securities, you should consider the following discussion of risk factors, other information contained in this Quarterly Report on Form 10-QSB. Our future results may also be impacted by other risk factors listed from time to time in our future filings with the SEC.

Risks Related to Our Business

We are a development-stage company with an unproven business model, a new and relatively unproven software technology model and a short operating history, which makes it difficult to evaluate our current business and future prospects.

We have only a limited operating history upon which to base an evaluation of our current business and future prospects. Although we were originally founded in 1993, we didn’t become operational until 1997 as a professional services company and began offering our SurSITE® software products in 2003. Due to the startling twenty-eight months it took to become a publicly traded company, we were forced to substantially scale back our sales and marketing efforts due to our limited capital during this period. As a result, we experienced a corresponding loss of sales. Our limited operating history makes an evaluation of our business and prospects very difficult. You must consider our business and prospects in light of the risks and difficulties we encounter as a development-stage company in the rapidly evolving insurance and reinsurance market. These risks and difficulties include, but are not limited to, the following:

•	Our new and relatively unproven business and software models;

•	A limited number of service offerings and risks associated with developing new product and service offerings;

•	The difficulties we face in managing rapid growth in personnel and operations;

•	A failure of our physical infrastructure or internal systems caused by a denial of service, third-party attack, employee error or malfeasance, or other causes;

•	A general failure of the Internet that impairs our ability to deliver our service;

•	A loss or breach of confidentiality of customer data;

•	The negative impact on our brand, reputation or trustworthiness caused by any significant unavailability of our service;

•	The systematic failure of a core component of our service from which it would be difficult for us to recover;

•	The timing and success of new service introductions and new technologies by our competitors; and

•	Our ability to build brand awareness in a highly competitive market.

We may not be able to successfully address any of these risks or others. Failure to adequately do so could seriously harm our business, damage our ability to retain existing customers or obtain new customers and cause our operating results to suffer more.

We have lost money historically, which means that we may not be able to maintain profitability.

From 2003 through June 30, 2007, we have not been profitable and have lost money on both a cash and overall basis. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

We may need to raise additional capital in the future, but that capital may not be available.

As of June 30, 2007, we had a working capital deficit of $5,339,224 and should we be unable to increase our current assets to satisfy our current liabilities, our operations could be at risk.

Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficiency means that our current assets as of June 30, 2007 were not sufficient to satisfy all of our current liabilities as of that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficiency, we may have to raise additional capital or debt to fund the deficit or curtail future operations.

We cannot assure you that we will be successful or that our operations will generate sufficient revenues, if any, to meet the expenses of our operations. If we require additional financing in the future, such financing may not be available or, if available, may not be available on satisfactory terms. Additionally, the nature of our business activities may require the availability of additional funds in the future due to more rapid growth than is forecast, and thus, we may need additional capital or credit lines to continue that rate of business growth. We may encounter difficulty in obtaining these funds and/or credit lines. Moreover, even if additional financing or credit lines were to become available, it is possible that the cost of such funds or credit would be high and possibly prohibitive.

If we were to decide to obtain such additional funds by equity financing in one or more private or public offerings, current stockholders would experience a corresponding decrease in their percentage ownership.

Our independent registered public accounting firm has expressed substantial doubt regarding our ability to continue as a going concern.

The report of our independent registered public accounting firm on our December 31, 2006 and 2005 consolidated financial statements, as noted in Note 1, included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to our recurring losses from operations. The fact that we have received this “going concern opinion” from our independent registered public accounting firm will likely make it more difficult for us to raise capital on favorable terms and could hinder, to some extent, our operations. Additionally, if we are not able to continue as a going concern, it is likely that stockholders will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our obligations under the secured convertible debentures are secured by all of our assets.

Our obligations under the secured convertible debentures issued to Cornell Capital are secured by all of our assets. As a result, if we default under the terms of the secured convertible debentures, Cornell could foreclose its security interest and liquidate all of our assets. This would cease operations.

Our common stock may be affected by limited trading volume and may fluctuate significantly, which may affect our stockholders’ ability to sell shares of our common stock.

There has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. These factors may negatively impact stockholders’ ability to sell shares of our common stock.

Our common stock is deemed to be a “penny stock,” which may make it more difficult for you to sell your shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•
In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years; and

•
Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

We could fail to attract or retain key personnel, which would be detrimental to our operations.

Our success largely depends on the efforts and abilities of Dan L. Jonson, our President and Chief Executive Officer. The loss of the services of Dan L. Jonson could materially harm our business because of the cost and time necessary to find his successor. Such a loss would also divert management attention away from operational issues. We also have other key senior management who manage our operations, and if were to lose their services, we would be required to expend time and energy to find and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

We are subject to price volatility due to our operations materially fluctuating.

As a result of the evolving nature of the markets in which we compete, as well as the current nature of the public markets and our current financial condition, we believe that our operating results may fluctuate materially, as a result the quarter-to-quarter comparisons of our results of operations may not be meaningful. If in some future quarter, whether as a result of such a fluctuation or otherwise, our results of operations fall below the expectations of securities analysts and investors, the trading price of our common stock would likely be materially and adversely affected. You should not rely on our results of any interim period as an indication of our future performance. Additionally, our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control.

Factors that may cause our quarterly results to fluctuate include, among others:

•	Our ability to retain existing clients and customers;

•	Our ability to attract new clients and customers at a steady rate;

•	Our ability to maintain customer satisfaction;

•	The extent to which our products gain market acceptance;

•	The timing and size of client and customer purchases;

•	Introductions of products and services by competitors;

•	Price competition in the markets in which we compete;

•	Our ability to attract, train, and retain skilled management;

•	The amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure; and

•	General economic conditions and economic conditions specific to wireless and portable communication device industry.

We may not be able to compete effectively in markets where our competitors have more resources.

Our ability to increase revenue and achieve profitability depends, in large part, on widespread acceptance of our service by medium-sized and large businesses. Our efforts to sell to these customers may not be successful. In particular, because we are a relatively new company with a limited operating history, these target customers may have concerns regarding our viability and may prefer to purchase critical software applications from one of our larger, more established competitors. Even if we are able to provide service to these types of customers, they may insist on additional assurances from management that we will be able to provide adequate levels of service, which could harm our business. Our prospective customers have expressed such concerns in the past, and our inability to address their concerns has hampered our growth. Additionally, each successive failure to deliver the desired services to customers further undermines our credibility in the marketplace and our ability to sell our software. Delays also allow our competitors to erode any technological lead we may have with our product.

As more of our sales efforts are targeted at larger enterprise customers, our sales cycle may become more time-consuming and expensive, potentially diverting resources and harming our business.

As we target more of our sales efforts at larger enterprise customers, we will face greater costs, longer sales cycles and less predictability in completing some of our sales. In this market segment, the customer’s decision to use our service may be an enterprise-wide decision and, if so, these types of sales would require management to provide greater levels of education to prospective customers regarding the use and benefits of our service. In addition, larger customers may demand more customization, integration services, and features. As a result of these factors, these sales opportunities may require management to devote greater sales support and professional service resources to individual sales, driving up costs and time required to complete sales and diverting sales and professional service resources to a smaller number of larger transactions.

Our future financial performance may be hurt to the extent that we cannot introduce and gain customers acceptance of enhanced editions of our service.

Our future financial performance will depend on our ability to develop and introduce new features to, and new additions of, our service. The success of new features and editions depends on several factors, including the timely completion, introduction and market acceptance of the feature or edition. Failure in this regard may significantly impair our revenue growth. In addition, the market for our service may be limited if prospective customers require customized features or functions that are incompatible with our application delivery model. If management is unable to develop new features or enhanced editions of our service that achieve widespread levels of market acceptance, our sales and reputation could suffer, particularly if we have been successful in meeting management’s goal of establishing our products as market leaders. If prospective customers require customized features or functions, our costs could increase and our reputation and sales could be harmed.

If we do not successfully establish strong brand identity in the markets we are currently serving, we may be unable to achieve widespread acceptance of our products.

We believe that establishing and strengthening our products is critical to achieving widespread acceptance of our future products and to establish key strategic relationships. The importance of brand recognition will increase as current and potential competitors enter the market with competing products. Our ability to promote and position our brand depends largely on the success of our marketing efforts and our ability to provide high quality products and customer support. These activities are expensive and we may not generate a corresponding increase in customers or revenue to justify these costs. If we fail to establish and maintain our brand, or if our brand value is damaged or diluted, we may be unable to attract new customers and compete effectively.

Future acquisitions may disrupt our business and deplete our financial resources.

Any future acquisitions we make could disrupt our business and seriously harm our financial condition. We intend to consider investments in complementary companies, products, and technologies. While we have no current agreements to do so, we anticipate buying businesses, products and/or technologies in the future in order to fully implement our business strategy. In the event of any future acquisitions, we may:

•	Issue stock that would dilute our current stockholders’ percentage ownership;

•	Incur debt;

•	Assume liabilities;

•	Incur impairment charges related to goodwill and other intangible assets we acquire; or

•	Incur large and immediate write-offs.

The use of debt to finance our future acquisitions should allow us to make acquisitions with an amount of cash in excess of what may be currently available to us. If we use debt to leverage up our assets, we may not be able to meet our debt obligations if our internal projections are incorrect or if there is a market downturn. This may result in a default and the loss in foreclosure proceedings of the acquired business or the possible bankruptcy of our business.

Our operation of any acquired business will also involve numerous risks, including:

•	Integration of the operations of the acquired business and its technologies or products;

•	Unanticipated costs;

•	Diversion of management’s attention from our core business;

•	Adverse effects on existing business relationships with suppliers and customers;

•	Risks associated with entering markets in which we have limited prior experience; and

•	Potential loss of key employees, particularly those of the purchased companies.

Any failure to adequately expand our direct sales force will impede our growth and ability to generate sales.

Management expects to be substantially dependent on a direct sales force to obtain new customers, particularly large enterprise customers, and to mange our customer base. Management believes that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient direct sales personnel. New hires require significant training and may, in some cases, take more than a year before they achieve full productivity. Our recent hires and planned hires may not become as productive as management would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where it does business. If we are unable to hire and develop sufficient numbers of productive sales personnel, sales of our services will suffer. Additionally, our financial resources have limited our ability to recruit employees, partners and customers. Many of our potential employees, partners and customers have expressed the same reluctance to join our company until such time as our financial resources are more secure. Until we begin generating significant revenue from customer contracts, we believe this problem will persist.

Sales to customers outside the United States expose us to risks inherent in international sales.

Sales in Europe represented all of our revenue in fiscal 2003 and 2002. We intend to expand our domestic and international sales efforts. As a result, we will be subject to risks and challenges that we would otherwise not face if we conducted business only in the United States. These risks and challenges include:

•	Laws and business practices favoring local competitors;

•	More established competitors with greater resources;

•	Compliance with multiple, conflicting and changing governmental laws and regulations, including tax, privacy and data protection laws and regulations;

•	Different pricing environments;

•	Longer accounts receivable payment cycles and other collection difficulties; and

•	Regional economic and political conditions.

These factors could harm our future international sales.

We may not be able to effectively protect our intellectual property rights, which could harm our business by making it easier for our competitors to duplicate our services.

Our success depends on our ability to protect our proprietary rights to the technologies used to implement and operate our software in the United States and foreign countries. In the event that a third party breaches the confidentiality provisions or other obligations in one or more of our agreements or misappropriates or infringes on our intellectual property or the intellectual property licensed to us by third parties, our business would be seriously harmed. To protect our proprietary rights, we rely on a combination of trade secrets, confidentiality agreements and other contractual provisions and agreements, copyright and trademark laws, which afford us limited protection. The measures we take to protect our proprietary rights may not be adequate.

Stockholders may experience significant dilution from our sale of shares upon conversion of the Cornell Capital convertible debentures, and there may be a change in control as a result of these sales.

We entered into many convertible debenture agreements that have been amended as of April 4, 2006. The convertible debentures mature on April 4, 2008, and Cornell Capital upon effective registration may convert and potentially dilute the ownership of our existing stockholders. As of June 30, 2007, Cornell Capital could receive approximately 542,450,000 shares of our common stock upon conversion of these convertible debentures.

Critical Accounting Policies

Critical accounting polices include the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimate, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the periods presented. Actual results could be different than those estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Principles of Consolidation

The condensed consolidated financial statements include the accounts of us and all of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets”. (“SFAS 142”), goodwill and other indefinite-lived intangible assets are no longer amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Under SFAS 142, indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. Testing for impairment of goodwill is a two-step process. The first step requires us to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and we then complete Step 2 to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less then the carrying amount of goodwill, an impairment loss is recognized equal to the difference. Intangible assets that do not have indefinite lives are amortized over their useful lives.

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

Other elements of our software arrangements are services that do not involve significant production, modification or customization of our software as defined in SOP 97-2. These components do not constitute a significant amount of the revenue generated currently, and did not during the early years of the post technological feasibility period. These components are recognized as the services are performed based on the accrual method of accounting.

Accounts Receivable

We conduct business and extend credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. We monitor exposure to credit losses and maintain allowances for anticipated losses considered necessary under the circumstances. The criteria for allowance provision are determined based on historical experience and our assessment of the general financial conditions affecting its customer base. If our actual collections experience changes, revisions to the allowance may be required.

Income Taxes

We account for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

Earnings (Loss) Per Share of Common Stock

Basic net earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents will not be included in the computation of diluted earnings per share when we report a loss because to do so would be antidilutive for periods presented.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the first interim period after December 15, 2005. We adopted these provisions on January 1, 2006, and the adoption of this pronouncement did not have a material effect on our condensed consolidated financial statements.

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to us for similar borrowings. For the convertible debentures, fair values were calculated at net present value using our weighted average borrowing rate for debt instruments without conversion features applied to total future cash flows of the instruments.

Convertible Instruments

We reviewed the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within our control are bifurcated and accounted for as a derivative financial instrument. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of the debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method.

Derivative Financial Instruments

We generally do not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. This statement establishes that, unless impracticable, retrospective application is the required method for reporting of a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe the adoption of SFAS 154 will not have a material impact on our condensed consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”). FASB 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will evaluate the impact of SFAS 155 on our condensed consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of operations in the period in which the changes occur. SFAS 156 is effective for us as of December 1, 2006. We do not expect the new standard to have any material impact on our financial position or results of operations.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” - In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN-48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, FIN-48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. The provisions of FIN-48 are effective for financial statements for fiscal years beginning after December 15, 2006. Accordingly, the Company will adopt FIN-48 as of January 1, 2007. The adoption of FIN-48 is not expected to have a material effect on the Company’s financial position or results of operations.

SFAS No. 157, “Fair Value Measurements” - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, it does not expand the use of fair value in any new circumstances. Fair value under SFAS 157 is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This Standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, a reporting entity’s own data. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company is to adopt SFAS 157 on January 1, 2008. The adoption of SFAS 157 is not expected to have a material effect on the Company’s financial position or results of operations.

Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” - In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment two approaches are commonly used to evaluate the materiality of misstatements or errors in financial statements: the roll-over, also known as the current-period or income-statement approach, and the iron curtain, also known as the cumulative or balance-sheet approach. The roll-over approach quantifies a misstatement based on the amount of the error originating in the current-period income statement. This approach could allow balance sheet items to grow each year by immaterial amounts, until the cumulative error becomes material. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current period. This approach does not consider the income statement effects of correcting prior year misstatements in the current year to be errors.

The reliance on only one of these approaches, to the exclusion of the other, does not appropriately quantify all misstatements that could be material to financial-statement users. Accordingly, SAB 108 will require quantification of financial statement errors based on the effects of the error on each of an entity’s financial statements and the related financial statement disclosures. This model is commonly referred to as a dual approach because it essentially requires quantification of errors under both the iron-curtain and the roll-over approaches.

SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. From a transition perspective, SAB 108 permits companies to record the cumulative effect of initially applying the dual approach in the first year ending after November 15, 2006 by recording any necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The initial adoption of SAB 108 had no affect on the Company’s financial position, results of operations or cash flows.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based upon the application of management’s judgment.

In connection with the past restatements of financial statements, the Board of Directors has reevaluated certain disclosure controls and procedures and internal control over financial reporting. As a result, the Board of Directors has established additional protocols for our certifying officers, senior management and accounting and finance staff to monitor closely new accounting pronouncements that impact our financial statements. This includes continuing education of our staff including review of new pronouncements and awareness of those pronouncements being discussed, and the evaluation of their impact on our financial statements and management’s discussion and analysis.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), including the remedial actions discussed above, as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of filing this report, our disclosure controls and procedures were effective and designed to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any significant changes in our internal controls over financial reporting or in the factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Sachs Sax Klein v. NetWorth Technologies, Inc. (Palm Beach County, Florida, filed March 28, 2005). The amount in controversy is $11,039.80, representing the balance owed to plaintiff for legal services performed by plaintiff for the predecessor of its former subsidiary, NetWorth Systems, and the value of a warrant for 3% of our Common Stock. We have not filed an answer and no action has been taken by the plaintiff to seek a default judgment. The plaintiff initially expressed interest in a settlement based on issuances of our common stock, but we have not had further discussions since those initial discussions.

James Andrew Rice v. Solution Technology International, Inc. (U.S. District Court for the District of Maryland). Mr. Rice, a former employee of Old STI, has sued to recover alleged unpaid wages of $89,677.80 (which he claims are trebled under the Maryland wage and hour laws to $269,033.40) and alleged expenses of approximately $9,600. Defendants’ motion to dismiss Dan L. Jonson as a defendant was granted November 9, 2006. We have reached an agreement to settle this complaint where we issued 1,000,000 shares of common stock to settle the claim.

Urban Jonson v. Solution Technology International, Inc. (Circuit Court for Frederick County, Maryland). Mr. Jonson, a former employee of Old STI and the son of Dan L. Jonson, has sued to recover on a confessed judgment note in the principal amount of $150,000 to recover unpaid wages. Plaintiff filed a writ of garnishment to collect on the unpaid note and garnished $25,000. Plaintiff and defendants have had settlement negotiations but no settlement has been reached.

Langsam Borenstein Corporation v. Solution Technology International, Inc. (New Jersey Superior Court for Camden County, filed February 23, 2007). This amount in controversy is $10,690, representing the balance owed to the prior independent public accounting firm for STI prior to the merger with the Company. A default judgment was entered against the Company on July 3, 2007. The Company is currently in settlement discussions with the plaintiff.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2007, the Company issued:

234,088 shares of common stock in conversion of a related note payable in the amount of $10,000 and accrued interest of $1,704 on this note.

1,000,000 shares of common stock in settlement of litigation for accrued compensation to a former employee. The shares were valued at $79,678.

551,441 shares of common stock in conversion of $22,500 of convertible debentures issued to Advantage.

9,909,894 shares of common stock in conversion of $159,041 of convertible debentures issued to Cornell Capital.

3,110,417 shares of common stock issued in conversion of $40,425 of accrued compensation.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solution Technology International, Inc.

Dated: August 14, 2007	By:	/s/ Dan L. Jonson
Dan L. Jonson
Chief Executive Officer

Solution Technology International, Inc.
Quarterly Report on Form 10-QSB
for the Quarterly Period Ended
June 30, 2007

- EXHIBIT INDEX -

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.