Form 10QSB/A
period 2007-06-30
SOLUTION TECHNOLOGY INTERNATIONAL INC
filed 2007-08-15
CIK 1206527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Solution Technology International, Inc.
Quarterly Report on Form 10-QSB
for the Quarterly Period Ended
June 30, 2007

- INDEX -

Page
PART I- FINANCIAL INFORMATION:

Item 1. Financial Statements:

Condensed Consolidated Balance Sheet as of June 30, 2007 (Unaudited)	1

Condensed Consolidated Statements of Operations for the six and three months ended
June 30, 2007 and 2006 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the six months ended
June 30, 2007 and 2006 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis or Plan of Operation	30

Item 3. Controls and Procedures	43

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults Upon Senior Securities	45

Item 4. Submission of Matters to a Vote of Security Holders	45

Item 5. Other Information	46

Item 6. Exhibits	46

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

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2007 were $324,692 as compared to $391,880 for the six months ended June 30, 2006. This represented a decrease of $67,188, or approximately 20%. Operating expenses included payroll, professional fees, and related expenses of $254,241 and $196,363, rent expense of $10,570 and $47,776, and other general and administrative expenses of $56,662 and $142,165 for the six months ended June 30, 2007 and 2006, respectively. The decrease from 2007 to 2006 is a result of the streamlining of administrative costs including no longer using additional consultants and outsourced investor and public relations to assist the Company in raising money.

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

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2007 were $153,302 as compared to $267,937 for the three months ended June 30, 2006. This represented a decrease of $114,635, or approximately 42%. Operating expenses included payroll, professional fees, and related expenses of $121,276 and $152,308, rent expense of $6,292 and $10,361, and other general and administrative expenses of $23,324 and $102,597 for the three months ended June 30, 2007 and 2006, respectively. The decrease from 2007 to 2006 is a result of the streamlining of administrative costs including no longer using additional consultants and outsourced investor and public relations to assist the Company in raising money.

We depreciate fixed assets. This resulted in an expense of $2,510 and $2,671 for the three months ended June 30, 2007 and 2006, respectively. We determine the fair value of the undiscounted cash flows annually, and sooner if circumstances change and determination is required, to value any impairment on our intangible assets and long-lived assets. As of June 30, 2007 and 2006, we determined that there was no impairment charge.

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

Liquidity and Capital Resources

During the six months ended June 30, 2007, the balance in cash and cash equivalents increased by $107,571 compared to no change for the six months ended June 30, 2006. This decrease is attributable solely to cash used in operating activities, which was attributable to a net loss from operations of ($622,263) offset by accretion of discount of convertible debentures of $510,775 and an increase in accounts payable and accrued expenses (including accrued compensation) of $391,622. This compares to a decrease in cash from operating activities for the six months ended June 30, 2006 of ($625,453), which was attributable to a net loss from operations of ($384,761) and a decrease in accounts payable and accrued expenses (including accrued compensation) of ($554,940). We received proceeds from the issuance of convertible debentures net of deferred fees of $890,000 in the six months ended June 30, 2006.

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